Form 10-Q
period 1996-09-30
NETMED INC
filed 1996-12-19
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

                                       OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to ________________.

                        Commission file number:  1-12529

                                  NETMED, INC.
             (Exact name of Registrant as specified in its charter)

          OHIO                                              31-1282391
 (State of incorporation                                 (I.R.S. Employer
    or organization)                                    Identification No.)

              425 METRO PLACE NORTH, SUITE 140, DUBLIN, OHIO 43017 (Address of principal executive offices, including zip code)

                                 (614) 793-9356
              (Registrant's telephone number, including area code)

                              PAPNET OF OHIO, INC.
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirement for the past 90 days.  YES    X     NO
                                              -------     -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,938,927 common shares, without par value

FORM 10-Q

                                  NETMED, INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements.

               Balance Sheets December 31, 1995
                     and September 30, 1996

               Income Statements For the Three Months Ended and the
                    Nine Months Ended September 30, 1996 and 1995

               Statements of Cash Flows For the Nine Months Ended
                    September 30, 1996 and 1995

               Notes to Financial Statements - September 30, 1996

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.                                          N/A

     Item 2.   Changes in Securities.                                      N/A

     Item 3.   Defaults Upon Senior Securities.                            N/A

     Item 4.   Submission of Matters to a Vote of Security Holders.        N/A

     Item 5.   Other Information.                                          11

     Item 6.   Exhibits and Reports on Form 8-K.                           15

     Signatures

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                              PAPNET OF OHIO, INC.
                                  BALANCE SHEET


                                            SEPTEMBER 30,        December 31
                                                1996                1995
                                           --------------      --------------
                                             (UNAUDITED)

ASSETS
Current assets
  Cash and cash equivalents                   $  87,238          $  811,359
  Accounts receivable                           173,121              75,993
  Due from related entities                     335,785                   0
  Note receivable from stockholder               50,000              50,000
  Prepaid assets                                  1,021               1,021

                                           -------------       -------------
Total current assets                            647,165             938,373

  Notes receivable-NSI                           21,443              51,080
  Investment in NSI-available for sale        6,929,692           7,696,296
  Investment in partnerships                    151,055             172,679
  Furniture & Equipment (net of
    accumulated depreciation)                    24,285              17,316
  Deferred taxes                                237,716              68,715
  Deposits and other assets                       2,264               1,330
                                           -------------       -------------
  Total assets                             $  8,013,620        $  8,945,789
                                           -------------       -------------
                                           -------------       -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  177,469           $  49,931
  Accrued expenses                               60,742              81,630
  Other liabilities                                   0              42,831
  Note Payable                                   85,000                   0


                                           -------------       -------------
Total current liabilities                       323,211             174,392

Deferred taxes                                2,217,475           2,517,718

Stockholders' equity:
  Common stock                                1,783,065           1,779,465
  Additional paid in capital                    783,077             783,077
  Retained deficit                             (529,194)           (208,480)
  Unrealized gain on available-for-sale
    securities net of deferred taxes          3,435,986           3,899,617
                                           -------------       -------------
Total stockholders' equity                    5,472,934           6,253,679
                                           -------------       -------------

                                           -------------       -------------
Total liabilities and stockholders' equity $  8,013,620        $  8,945,789
                                           -------------       -------------
                                           -------------       -------------

                              PAPNET OF OHIO, INC.
                                INCOME STATEMENT
                                   (Unaudited)

                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                              SEPTEMBER 30                   SEPTEMBER 30
                                      ----------------------------   ----------------------------
                                          1996            1995           1996            1995
                                      ------------    ------------   ------------    ------------
Royalty Revenue                         $   16,618     $   13,960    $    43,717    $   35,300

Operating expenses:
  Salaries and benefits                     91,794         48,691        217,767        149,969
  Sales and marketing                       35,367          8,888         80,492         32,580
  Office and other                          17,032          7,964         49,977         35,162
  Professional fees                         18,835         17,634         39,956         32,420
  Payroll & franchise taxes                  5,143          7,956         33,986         25,045
  Depreciation and amortization              1,500          1,956          4,500          5,425
  Merger                                   101,534              0        235,984              0
                                       ------------   ------------   ------------   ------------
Total Operating Expenses                   271,205         93,089        662,662        280,601
                                       ------------   ------------   ------------   ------------

Operating Loss                            (254,587)       (79,129)      (618,945)      (245,301)

Other income (expense):
  Interest income                              903          3,799         11,774         15,039
  Interest expense                               0            (39)             0              0
  NSI common stock transactions            125,812              0        125,812              0
  Loss in partnerships                      (4,263)             0         (8,354)             0
                                       ------------   ------------   ------------   ------------
Total other income                         122,452          3,760        129,232         15,039
                                       ------------   ------------   ------------   ------------

 Loss before income tax                   (132,135)       (75,369)      (489,713)      (230,262)

Income tax benefit                         (47,000)             0       (169,001)             0

                                       ------------   ------------   ------------   ------------
Net loss                                $  (85,135)    $  (75,369)   $  (320,712)   $  (230,262)
                                       ------------   ------------   ------------   ------------

Net loss per share                      $    (0.01)    $    (0.01)   $     (0.05)   $     (0.04)
                                       ------------   ------------   ------------   ------------
                                       ------------   ------------   ------------   ------------

Shares used in computation               6,426,861      5,870,778      6,438,418      5,870,778
                                       ------------   ------------   ------------   ------------
                                       ------------   ------------   ------------   ------------

                              PAPNET OF OHIO, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30
                                                 ----------------------------
                                                     1996            1995
                                                 ------------    ------------

OPERATING ACTIVITIES
Net loss                                         $  (320,712)   $  (230,262)
Adjustments to reconcile net loss to
  net cash provided (used for) operating
  activities:
    Depreciation and amortization                      4,500          5,425
    Recognition of deferred tax assets              (169,001)           -
    Equity (income)/loss in partnership                8,354            -
    Gain on sale of NSI stock                       (125,812)           -
    Changes in operating assets and
      libilities:
      Accounts receivable                            (97,128)       (27,339)
      Prepaid assets                                     -              -
      Deposits and other assets                         (934)           -
      Accounts payable                               127,537          6,810
      Due from related entities                     (335,785)           -
      Accrued expenses and other liabilities         (63,719)        (7,780)
                                                 ------------   ------------
Net cash used in operating activities               (972,700)      (253,146)

INVESTING ACTIVITIES
Sale of NSI stock                                    141,812            -
Notes receivable-NSI                                  29,637         47,039
Purchase of furniture and equipment                  (11,470)        (6,600)
                                                 ------------   ------------
Net cash provided by investing activities            159,979         40,439

FINANCING ACTIVITIES
Issuance of common stock and options
  exerecised                                           3,600            -
Proceeds from note payable                            85,000            -
                                                 ------------   ------------
Net cash provided by financing activities             88,600            -


Net decrease in cash                                (724,121)      (212,707)

Cash and cash equivalents at beginning
  of period                                          811,359        535,545
Cash and cash equivalents at end of
  period                                         ------------   ------------
                                                  $   87,238     $  322,838
                                                 ------------   ------------
                                                 ------------   ------------

                              Papnet of Ohio, Inc.


                          Notes to Financial Statements

                                   (Unaudited)

                               September 30, 1996



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registration Statement on Form S-4, filed on July 16, 1996, as amended (the "Registration Statement").

NOTE B

On December 5, 1996 the Company shareholders approved an Agreement and Plan of Merger with Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc., and Carolina Cytology, Inc. On December 16, 1996 the merger was declared effective and the Company changed its name to NetMed, Inc. NetMed, Inc. has the rights to market the PAPNET System and PAPNET Service in Ohio, Kentucky, Missouri, Georgia, North Carolina and the Standard Metropolitan Statistical Area of Chicago. For further information concerning the Agreement and Plan of Merger, refer to the description of "The Merger" included in the Registration Statement.

Unaudited pro forma results of operations, assuming the merger had occurred at the beginning of 1995, are presented below. The pro forma amounts include adjustments that the Company believes are reasonable.

                           Three Months ending           Nine Months Ending
                              September 30                  September 30,

                           1996          1995           1996            1995
                           ----          ----           ----            ----

     Royalty Revenue     $55,715        $26,297       $106,027        $61,775
     Net Loss          $(156,793)      $(66,748)     $(665,751)     $(216,175)
     Loss per Share        $(.01)         $(.01)         $(.06)         $(.02)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

NETMED, INC. (FKA PAPNET OF OHIO, INC.)

OVERVIEW

NetMed, Inc., fka Papnet of Ohio, Inc. (the "Company"), is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The principal business activity of the Company is the marketing of the PAPNET-Registered Trademark- System and PAPNET-Registered Trademark- Service, which are proprietary products of Neuromedical Systems, Inc., a Delaware corporation ("NSI").

The PAPNET-Registered Trademark- System is a semi-automated cancer detection system for the review of cell, tissue or body fluid specimens, including but not limited to, cervical cytology specimens. The PAPNET-Registered Trademark-Service permits laboratories to submit slides containing such specimens to one of NSI's central facilities for image processing employing NSI's patented neural network technology. NSI returns the slides and digital tape containing processed images for evaluation by NSI-trained cytotechnologists.

On December 5, 1996, the Company's shareholders approved an Agreement and Plan of Merger (the "Merger Agreement") whereby Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc., and Carolina Cytology, Inc. (the "Predecessor Companies") were merged with and into the Company (the "Merger"). The Merger was effective on December 16, 1996 and the Company will issue, in the aggregate, 4,849,991 shares of its common stock, without par value, in exchange for the issued and outstanding shares of the Predecessor Companies. Under terms of the Merger Agreement, the Company changed its name to NetMed, Inc. NetMed common stock began trading on the American Stock Exchange on December 18, 1996 under the symbol NMD.

As a result of the Merger, NetMed has the marketing rights to the PAPNET-Registered Trademark- System and PAPNET-Registered Trademark- Service in Ohio, Kentucky, Missouri, Georgia, North Carolina and the Standard Metropolitan Statistical Area of Chicago. The Company's marketing rights are exclusive within these territories, subject to the right of NSI to conduct marketing and sales activities therein. However, because the royalties paid to the Company by NSI are based on revenues recognized by NSI from activities (including any sales by NSI) in the licensed territories, NSI's sales activities therein benefit the Company.

As used in this report, the "Company" is generally used to indicate Papnet of Ohio, Inc., nka NetMed, Inc., prior to the consummation of the Merger. This report contains forward-looking statements which involve risks and uncertainties. NetMed's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "RISK FACTORS" in the Company's Registration

Statement on S-4 filed with the Securities and Exchange Commission on July 16, 1996, as amended (Registration No. 333-8199).

The PAPNET-Registered Trademark- System was approved by the FDA for commercial use in the United States on November 8, 1995. Prior to that time, the PAPNET-Registered Trademark- System was permitted to be utilized in the United States on an investigational basis only, and NSI was permitted to derive revenue with respect thereto only to recover certain of its costs. During the first eight months of 1996, the Company and NSI spent time and effort building a sales force and familiarizing doctors and laboratories with the benefits of the PAPNET-Registered Trademark- System and PAPNET-Registered Trademark- Service. Beginning in September of 1996, the commercial launch of the product was initiated with a national advertising campaign.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

Royalty revenue for the three months ended September 30, 1996 was $16,618 compared to $13,960 for the same period in 1995. The increase is a result of NSI receiving FDA approval for the PAPNET-Registered Trademark- System in November 1995, increased sales effort by Company sales representatives and the launch of the consumer marketing campaign by NSI beginning in September 1996. Revenue for the quarter ending September 30, 1996 has been accrued according to a formula in the Company's license agreement with NSI which calculates royalties based upon the number of slides processed in the Company's territory. Revenue for the quarter ending September 30, 1995 was accrued using an alternative
royalty formula based upon a percentage of NSI's worldwide revenues.   Based
upon current information, management anticipates that royalty revenue from slide volume originating in the Company's territory will exceed the amount of royalties otherwise payable under the alternative worldwide revenue formula for the 1996 calendar year. However, if the worldwide revenue formula yields a higher revenue amount, the Company will make the necessary adjustment in the quarter ending December 31, 1996.

Slide volume for the quarter ending September 30, 1996 was 2,580 slides processed compared to 343 slides processed in the quarter ending September 30, 1995. The increase in slide volume is the result of the FDA approval received in November 1995, which increased the number of laboratories offering PAPNET-Registered Trademark- testing, and the launch of the consumer marketing campaign in September 1996.

Total operating expense was $271,205 for the three months ended September 30, 1996 compared to $93,089 for the same period the prior year. The increase is primarily the result of higher expenses for (i) the addition of sales staff in certain territories, and (ii) Merger expenses incurred during the three months ended September 30, 1996.

Interest income for the three months ended September 30, 1996 was $903 compared to $3,799 for the same period the prior year. The decrease was a result of lower available cash balances to invest, as cash balances have been utilized to pay operating expenses.

Income from NSI common stock transactions was $125,812 for the three months ending September 30, 1996 compared to $0 the quarter ending September 30, 1995. The increase is due to the gain on the sale of 8,000 shares of NSI stock held by the Company at net prices ranging from $15.72 to $19.27 per share.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

Royalty revenue for the nine months ended September 30, 1996 was $43,717 compared to $35,300 for the same period in 1995. The increase is a result of increased sales due to NSI receiving FDA approval for the PAPNET-Registered Trademark- System in November 1995, an increase in the number of laboratories offering PAPNET-Registered Trademark-testing, increased sales efforts directed towards doctors, and the launch of the consumer marketing campaign by NSI in September 1996. Revenue for the nine months ending September 30, 1996 has been calculated based upon the actual number of slides processed in the Company's territory. Revenue for the nine months ending September 30, 1995 has been accrued using the worldwide revenue calculation. Based upon current information management anticipates that royalty revenue from slide volume originating in the Company's territory will exceed the amount of royalties payable under the alternative worldwide revenue calculation for the 1996 calendar year. However, if the worldwide revenue formula yields a higher revenue amount on an annual basis, the Company will make the necessary adjustment in the quarter ending December 31, 1996.

Slide volume for the nine months ending September 30, 1996 was 6,796 slides processed compared to 671 slides processed for the nine months ending September 30, 1995. The increase in slide volume is the result of the FDA approval received in November 1995, which increased the number of laboratories offering PAPNET-Registered Trademark- testing, and the launch of the consumer marketing campaign in September 1996.

Total operating expense was $662,662 for the nine months ended September 30, 1996 compared to $280,601 for the same period the prior year. The increase is primarily the result of higher expenses for (i) the addition of sales staff in certain territories, and (ii) merger expenses incurred during the nine months ended September 30,1996.

Interest income for the nine months ended September 30, 1996 was $11,774 compared to $15,039 for the same period the prior year. The decrease was a result of lower available cash balances to invest as cash has been utilized to pay the higher operating expenses.

Income from NSI common stock transactions was $125,812 for the nine months ending September 30, 1996 compared to $0 for the nine months ending September 30, 1995. The increase is due to the gain on the sale of 8,000 shares of NSI stock held by the Company at net prices ranging from $15.72 to $19.27 per share.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily by the issuance of equity securities and the sale of NSI common stock owned by the Company. The Company's combined cash and cash equivalents totaled $87,238 at September 30, 1996, a decrease of $724,121 from December 31, 1995. The decrease was primarily the result of (i) funding the year to date pretax loss of $489,713, and (ii) an increase in accounts receivable and due from related entities of $432,913, combined with an increase in current liabilities of $148,818. In addition, the Company owns 372,064 shares of NSI common stock which can be liquidated in an orderly fashion to fund future operations. The market value of the NSI shares was $6,929,692 at September 30, 1996. These shares are currently unrestricted.

While the Company anticipates that its capital requirements will be substantial for the foreseeable future, it believes its existing investments will be adequate to meet those requirements. In particular, the Company anticipates that expenditures will increase significantly in the remainder of calendar year 1996 and for the years of 1997 and 1998 due to the cost of the commercial launch of the PAPNET-Registered Trademark- System and the cost of investing in other technologies. The commercial launch will consist of a sales promotion and marketing campaign that will be funded by NSI and the Company.

As of September 30, 1996, the Company and the Predecessor Companies owned, in the aggregate, 732,246 shares of NSI common stock. The market value of the NSI common stock at September 30, 1996 was $13,638,082. All shares are unrestricted and can be liquidated to fund future operations of NetMed subsequent to the Merger and the investment in other medical and health-related technologies in the future.

ITEM 5.   OTHER INFORMATION.

     ACQUISITION OR DISPOSITION OF ASSETS

On July 5, 1996, the Company and Cytology Indiana, Inc. ("CIN"), Indiana Cytology Review Company ("INC", ER Group, Inc. ("ERG"), CCWP Partners, Inc. ("CCWP"), and Carolina Cytology, Inc. ("CCI") (collectively, the "Predecessor Companies") entered into an Agreement and Plan of Merger whereby the Predecessor Companies were merged with and into the Company (the "Merger"). The Merger Agreement was approved by the Predecessor Companies' shareholders on November 20, 1996 and by the Company's shareholders on December 5, 1996. The Merger was completed on December 16, 1996. The total consideration paid by the Company was the 4,849,991 shares of its common stock, without par value, issued in exchange for the issued and outstanding shares of the Predecessor Companies shares.

The merger consideration was determined through negotiation between the Company and the Predecessor Companies, but the parties developed a starting point for the negotiations through the application of certain objective criteria, including the population of each licensed territory and the respective assets of the companies. Additional information regarding the merger consideration can be found in the Company's Registration Statement on Form S-4 filed with Securities and Exchange Commission on July 16, 1996, as amended (Registration No. 333-8199), which is incorporated herein by reference (the "Registration Statement"). The Company filed the Registration Statement to register the shares of its common stock, without par value, to be distributed to the Predecessor Company shareholders.

A discussion of the material relationships among the parties to the Merger and their respective officers, directors shareholders and affiliates is included in the Registration Statement under the caption "Certain Related Transactions" and is incorporated herein by reference.

The Company's press release issued on December 16, 1996 regarding the consummation of the Merger is attached as an exhibit to this report and is incorporated herein by reference.

     FINANCIAL STATEMENTS OF BUSINESS ACQUIRED.

The required financial statements of the Predecessor Companies are hereby incorporated by reference to the financial statements for the Predecessor Companies contained in the Registration Statement.

     PRO FORMA FINANCIAL INFORMATION.

The required pro forma financial statements are (i) the following Pro Forma Combining Balance Sheet as of September 30, 1996 and Combining Statement of Operations for the period ending September 30, 1996 and (ii) the Combining Statements of Operations for the period ending December 31, 1995 contained in the Registration Statement and incorporated herein by reference.

                        PRO FORMA COMBINING BALANCE SHEET


                               September 30, 1996


                                                                    CCI                                                   COMBINED
                                      PPNT           ERG         AND CCWP         INC           CIN     ELIMINATIONS       NETMED
                              --------------------------------------------------------------------------------------  --------------
ASSETS
Current assets:
Cash and cash equivalents          $  87,238      $  45,232      $  26,397       $    -       $      -    $       -      $  158,867
Accounts receivable                  173,121          7,500          8,511         1,751         3,250            -         194,133
Due from related entities            335,785              -              -             -             -     (335,785)(A)           -
Note receivable from stockholder      50,000              -              -             -             -      (50,000)(C)           -
Prepaid assets                         1,021              -              -             -             -            -           1,021
                              --------------------------------------------------------------------------------------  --------------
Total current assets                 647,165         52,732         34,908         1,751         3,250     (385,785)        354,021

Notes receivable - NSI                21,443              -              -             -             -            -          21,443
Investment in partnerships           151,055              -              -             -             -     (151,055)(B)           -
Investment in NSI--available
   for sale                        6,929,692      2,688,761      2,688,761       465,811       865,052            -      13,638,077
Furniture and equipment               24,285              -              -             -             -            -          24,285
Other assets                           2,264             69          2,065             -             -                        4,398
Deferred taxes                       237,716              -              -             -             -       20,000         257,716
                              --------------------------------------------------------------------------------------  --------------
Total assets                    $  8,013,620   $  2,741,562   $  2,725,734    $  467,562    $  868,302   $ (516,840)  $  14,299,940
                              --------------------------------------------------------------------------------------  --------------
                              --------------------------------------------------------------------------------------  --------------

                        Pro Forma Combining Balance Sheet

                               September 30, 1996


                                                                    CCI                                                   COMBINED
                                      PPNT           ERG         AND CCWP         INC           CIN     ELIMINATIONS       NETMED
                              --------------------------------------------------------------------------------------  --------------

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable                 $  177,469      $      -        $  3,555     $      -      $      -       $      -     $  181,024
Due to  related entities                  -       100,334         125,779       38,114        71,558       (335,785)(A)          -
Accrued expenses                     60,742         1,391               -            -             -              -         62,133
Other liabilities                         -             -           1,174           97           198              -          1,469
Note payable                         85,000             -               -            -             -              -         85,000
                              --------------------------------------------------------------------------------------  --------------
Total liabilities                   323,211       101,725         130,508       38,211        71,756       (335,785)       329,626

Deferred tax                      2,217,475       862,081         862,081      161,400       277,350              -      4,380,387
Minority interest                         -             -         151,055            -             -       (151,055)(B)          -

Stockholders' equity:
Common stock                      1,783,065       610,000         465,000      196,735       365,365              -      3,420,165
Additional paid-in capital          783,077             -               -            -             -              -        783,077
Retained earnings (deficit)        (529,194)     (125,366)        (66,262)    (152,806)     (262,194)       (30,000)    (1,165,822)
Unrealized gains on
   available-for-sale
   securities net of
   deferred taxes                 3,435,986     1,293,122       1,183,352      224,022       416,025              -      6,552,507
                              --------------------------------------------------------------------------------------  --------------
Total stockholders' equity        5,472,934     1,777,756       1,582,090      267,951       519,196        (30,000)     9,589,927
                              --------------------------------------------------------------------------------------  --------------
Total liabilities and
owners' equity                 $  8,013,620  $  2,741,562    $  2,725,734   $  467,562    $  868,302      $(516,840) $  14,299,940
                              --------------------------------------------------------------------------------------  --------------
                              --------------------------------------------------------------------------------------  --------------

(A) Reflects accounts receivable and accounts payable between the Company and the Predecessor Companies that will be eliminated upon the merger.
(B) Reflects PPNT's minority interest in partnerships consolidated into CCI and CCWP that will be eliminated upon the merger.
(C)  Note receivable from stockholder will be forgiven upon the merger.

                        Combining Statement of Operations

                         Period ended September 30, 1996


                                                                    CCI                                                   COMBINED
                                      PPNT           ERG         AND CCWP         INC           CIN      ELIMINATIONS      NETMED
                              --------------------------------------------------------------------------------------- --------------

REVENUE
Royalty revenue                  $  43,717       $  30,096       $  10,715    $  7,525     $  13,974           $  -      $  106,027

OPERATING EXPENSES
Salaries and benefits              217,767          74,806          13,439      15,494       428,775         50,000  (B)    400,281
Sales and marketing                 80,492          20,859           7,659      10,545        19,583              -         139,138
Professional fees                   39,956           5,452          11,477         995         2,620              -          60,500
Payroll and franchise taxes         33,986           3,239           1,053       1,549         2,878              -          42,705
Depreciation and amortization        4,500               -               -           -             -              -           4,500
Office and other                    49,977           1,723               -      16,695             -              -          68,395
Merger                             235,984          65,581          66,173           -        31,026              -         398,764
                              --------------------------------------------------------------------------------------    ------------
Total operating expense            662,662         171,660          99,801      45,278        84,882         50,000       1,114,283
                              --------------------------------------------------------------------------------------    ------------
 Operating loss                   (618,945)       (141,564)        (89,086)    (37,753)      (70,908)       (50,000)     (1,008,256)

Other income (expense):
Interest income                     11,774             817               -           -             -              -          12,591
Equity income in partnerships       (8,354)              -               -           -             -          8,354  (A)          -
NSI common stock transaction       125,812               -               -           -             -              -         125,812
                              --------------------------------------------------------------------------------------    ------------
Total other income                 129,232             817               -           -             -          8,354         138,403
Minority interest                        -               -           8,354           -             -         (8,354) (A)          -
                              --------------------------------------------------------------------------------------    ------------

Income (loss) before
   income taxes                   (489,713)       (140,747)        (80,732)    (37,753)      (70,908)       (50,000)       (869,853)

Income taxes                      (169,001)              -               -     (15,101)            -        (20,000)       (204,102)
                              --------------------------------------------------------------------------------------    ------------
Net income (loss)              $  (320,712)    $  (140,747)     $  (80,732) $  (22,652)   $  (70,908)    $  (30,000)    $  (665,751)
                              --------------------------------------------------------------------------------------    ------------
                              --------------------------------------------------------------------------------------    ------------


(A) Reflects the elimination of PPNT's equity income in its minority interest in partnerships consolidated into CCI and CCWP.
(B)  Note receivable from stockholder will be forgiven upon the merger.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements that involve risks and uncertainties, including, but not limited to, the Company's reliance on a single product marketed under license from NSI, the corresponding dependence on NSI's patents and proprietary technology, government regulation, continuing losses from operations and negative operating cash flow, limited marketing and sales history, the impact of third-party reimbursement decisions, and other risks detailed in the Registration Statement .

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

         Exhibit         Exhibit Description

          2(a)           Agreement and Plan of Merger,
                         dated as of July 5, 1996,
                         among the Registrant, Cytology
                         Indiana, Inc., Indiana
                         Cytology Review Company, ER
                         Group, Inc., CCWP Partners,
                         Inc., and Carolina Cytology,
                         Inc. (Reference is made to
                         Exhibit 2(a) to the
                         Registration Statement on Form
                         S-4 filed with the Securities
                         and Exchange Commission on
                         July

                         16, 1996 (Registration No. 333-
                         8199) and incorporated herein by
                         reference.)

        3(a)             Articles of Incorporation of
                         the Registrant.  (Reference is
                         made to Exhibit 3(a) to the
                         Registration Statement on Form
                         S-4 filed with the Securities
                         and Exchange Commission on
                         July 16, 1996 (Registration
                         No. 333-8199) and incorporated
                         herein by reference.)

        3(b)             Code of Regulations of the
                         Registrant. (Reference is made
                         to Exhibit 3(b) to the
                         Registration Statement on Form
                         S-4 filed with the Securities
                         and Exchange Commission on
                         July 16, 1996 (Registration
                         No. 333-8199) and incorporated
                         herein by reference.)

        3(c)             Proposed Amended and Restated
                         Articles of Incorporation of
                         the Registrant, (Reference is
                         made to Exhibit 3(c) to the
                         Registration Statement on Form
                         S-4 filed with the Securities
                         and Exchange Commission on
                         July 16, 1996 (Registration
                         No. 333-8199) and incorporated
                         herein by reference.)

        3(d)             Proposed Amended and Restated
                         Regulations of Registrant,
                         (Reference is made to Exhibit
                         3(d) to the Registration
                         Statement on Form S-4 filed
                         with the Securities and
                         Exchange Commission on July
                         16, 1996 (Registration No.
                         333-8199) and incorporated
                         herein by reference.)

        4(a)             Articles FOURTH, SIXTH,
                         SEVENTH, EIGHTH, TENTH, and
                         ELEVENTH,  of the Registrant's
                         Restated Articles of
                         Incorporation  and Articles I,
                         V, and VII of the Registrant's
                         Amended and Restated
                         Regulations (Reference is made
                         to Exhibit 3(c) and (d) to the
                         Registration Statement on Form
                         S-4 filed with the Securities
                         and Exchange Commission on
                         July 16, 1996 (Registration
                         No. 333-8199) and incorporated
                         herein by reference.)

      10(a)              Settlement Agreement among
                         Neuromedical Systems, Inc. and
                         the Registrant, Cytology
                         Indiana, Inc., Indiana
                         Cytology Review Company, ER
                         Group, Inc., Cytology West,
                         Inc., Carolina Cytology
                         Licensing Company, Papnet
                         Utah, Inc., Carolina Cytology
                         Warrant Partnership and GRK
                         Partners dated as of December
                         5, 1995.  (Reference is made
                         to Exhibit 10(a) to the
                         Registration Statement on Form
                         S-4 filed with the Securities and

                         Exchange Commission on July 16,
                         1996 (Registration No. 333-8199)
                         and incorporated herein by
                         reference.)

      10(b)              Letter of Intent among the
                         Registrant and Cytology West,
                         Inc., Cytology Indiana, Inc.,
                         Indiana  Cytology Review
                         Company, ER Group, Inc., CCWP
                         Partners, Inc., Carolina
                         Cytology, Inc., and Papnet
                         Utah, Inc., dated February 1,
                         1995.  (Reference is made to
                         Exhibit 10(b) to the
                         Registration Statement on Form
                         S-4 filed with the Securities
                         and Exchange Commission on
                         July 16, 1996 (Registration
                         No. 333-8199) and incorporated
                         herein by reference.)

      10(c)              Voting Agreement among the
                         Registrant, Cytology Indiana,
                         Inc., Indiana  Cytology Review
                         Company, ER Group, Inc., CCWP
                         Partners, Inc., and Carolina
                         Cytology, Inc., and certain
                         shareholders of these entities
                         dated July 5, 1996.
                         (Reference is made to Exhibit
                         10(c) to the Registration
                         Statement on Form S-4 filed
                         with the Securities and
                         Exchange Commission on July
                         16, 1996 (Registration No.
                         333-8199) and incorporated
                         herein by reference.)

     10(d)               Loan Agreement between the
                         Registrant, Cytology Indiana,
                         Inc., Indiana Cytology Review
                         Company, ER Group, Inc.,  CCWP
                         Partners, Inc., and Carolina
                         Cytology, Inc., dated July 5,
                         1996, and the Side Letter
                         thereof, dated July 16, 1996.
                         (Reference is made to Exhibit
                         10(d) to the Registration
                         Statement on Form S-4 filed
                         with the Securities and
                         Exchange Commission on July
                         16, 1996 (Registration No.
                         333-8199) and incorporated
                         herein by reference.)

     10(e)               Loan Agreement between the
                         Registrant and  Cytology West,
                         Inc. and Papnet Utah, Inc.
                         dated March 14, 1996.
                         (Reference is made to Exhibit
                         10(e) to the Registration
                         Statement on Form S-4 filed
                         with the Securities and
                         Exchange Commission on July
                         16, 1996 (Registration No.
                         333-8199) and incorporated
                         herein by reference.)

     10(f)               Promissory Note and Security
                         Agreement among Cytology West,
                         Inc. and the Registrant dated
                         April 5, 1996 and April 4,
                         1996 respectively.  (Reference
                         is made to Exhibit 10(f) to
                         the Registration Statement on
                         Form

                         S-4 filed with the Securities
                         and Exchange Commission on
                         July 16, 1996 (Registration
                         No. 333-8199) and incorporated
                         herein by reference.)

     10(g)               Guaranty executed by Carl
                         Genberg, guaranteeing all
                         obligations of Cytology West,
                         Inc., dated April 4, 1996.
                         (Reference is made to Exhibit
                         10(g) to the Registration
                         Statement on Form S-4 filed
                         with the Securities and
                         Exchange Commission on July
                         16, 1996 (Registration No.
                         333-8199) and incorporated
                         herein by reference.)

     10(h)               Security Agreement, granting a
                         security interest in
                         Neuromedical Systems, Inc.
                         stock to the Registrant,
                         executed by Carl Genberg on
                         April 4, 1996.  (Reference is
                         made to Exhibit 10(h) to the
                         Registration Statement on Form
                         S-4 filed with the Securities
                         and Exchange Commission on
                         July 16, 1996 (Registration
                         No. 333-8199) and incorporated
                         herein by reference.)

     10(i)               Amended and Restated 1995
                         Stock Option Plan of the
                         Registrant.  (Reference is
                         made to Exhibit 10(i) to the
                         Registration Statement on Form
                         S-4 filed with the Securities
                         and Exchange Commission on
                         July 16, 1996 (Registration
                         No. 333-8199) and incorporated
                         herein by reference.)

     23                  Consent of Ernst & Young

     27                  Financial Data Schedule

     99                  Press Release, dated December
                         16, 1996

     (b)  REPORTS ON FORM 8-K.

          The Company did not file any reports on Form 8-K during the period for which this report is filed.

                           PART II.  OTHER INFORMATION
SIGNATURE

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereto duly authorized.


                              NETMED, INC.



                              By: /s/ David J. Richards
                                 -----------------------------------
                                   David J. Richards, President



                              By: /s/ Kenneth B. Leachman
                                 -----------------------------------
                                   Kenneth B. Leachman, Vice President of
                                   Finance*

Dated:  December 19, 1996


* In his capacity as President of the Registrant, Mr. Richards is duly authorized to sign this Report on behalf of the Registrant. In his capacity as Vice President of Finance, Mr. Leachman is the Registrant's principal financial officer.

                                  EXHIBIT INDEX

    EXHIBIT              EXHIBIT                            EXHIBIT INDEX
    NUMBER               DESCRIPTION                        PAGE NUMBER
    ------               -----------                        -----------
     2(a)                Agreement and Plan of Merger,
                         dated as of July 5, 1996,
                         among the Registrant, Cytology
                         Indiana, Inc., Indiana
                         Cytology Review Company, ER
                         Group, Inc., CCWP Partners,
                         Inc., and Carolina Cytology,
                         Inc. (Reference is made to
                         Exhibit 2(a) to the
                         Registration Statement on Form
                         S-4 filed with the Securities
                         and Exchange Commission on
                         July 16, 1996 (Registration
                         No. 333-8199) and incorporated
                         herein by reference).

     3(a)                Articles of Incorporation of
                         the Registrant.  (Reference is
                         made to Exhibit 3(a) to the
                         Registration Statement on Form
                         S-4 filed with the Securities
                         and Exchange Commission on
                         July 16, 1996 (Registration
                         No. 333-8199) and incorporated
                         herein by reference

     3(b)                Code of Regulations of the
                         Registrant. (Reference is made
                         to Exhibit 3(b) to the
                         Registration Statement on Form
                         S-4 filed with the Securities
                         and Exchange Commission on
                         July 16, 1996 (Registration
                         No. 333-8199) and incorporated
                         herein by reference

     3(c)                Proposed Amended and Restated
                         Articles of Incorporation of
                         the Registrant, (Reference is
                         made to Exhibit 3(c) to the
                         Registration Statement on Form
                         S-4 filed with the Securities
                         and Exchange Commission on
                         July 16, 1996 (Registration
                         No. 333-8199) and incorporated
                         herein by reference.

     3(d)                Proposed Amended and Restated
                         Regulations of Registrant,
                         (Reference is made to Exhibit
                         3(d) to the Registration
                         Statement on Form S-4 filed
                         with the Securities and
                         Exchange Commission on July
                         16, 1996 (Registration No.
                         333-8199) and incorporated
                         herein by reference.

     4(a)                Articles FOURTH, SIXTH,
                         SEVENTH, EIGHTH, TENTH, and
                         ELEVENTH,  of the Registrant's
                         Restated Articles of
                         Incorporation  and Articles I,
                         V, and VII of the Registrant's
                         Amended and Restated
                         Regulations (Reference is made
                         to Exhibit 3(c) and (d) to
                         the Registration Statement on
                         Form S-4 filed with the
                         Securities and Exchange
                         Commission on July 16, 1996
                         (Registration No. 333-8199)
                         and incorporated herein by
                         reference

     10(a)               Settlement Agreement among
                         Neuromedical Systems, Inc. and
                         the Registrant, Cytology
                         Indiana, Inc., Indiana
                         Cytology Review Company, ER
                         Group, Inc., Cytology West,
                         Inc., Carolina Cytology
                         Licensing Company, Papnet
                         Utah, Inc., Carolina Cytology
                         Warrant Partnership and GRK
                         Partners dated as of December
                         5, 1995.  (Reference is made
                         to Exhibit 10(a) to the
                         Registration Statement on Form
                         S-4 filed with the Securities
                         and Exchange Commission on
                         July 16, 1996 (Registration
                         No. 333-8199) and incorporated
                         herein by reference

      10(b)              Letter of Intent among the
                         Registrant and Cytology West,
                         Inc., Cytology Indiana, Inc.,
                         Indiana  Cytology Review
                         Company, ER Group, Inc., CCWP
                         Partners, Inc., Carolina
                         Cytology, Inc., and Papnet
                         Utah, Inc., dated February 1,
                         1995.  (Reference is made to
                         Exhibit 10(b) to the
                         Registration Statement on Form
                         S-4 filed with the Securities
                         and Exchange Commission on
                         July 16, 1996 (Registration
                         No. 333-8199) and incorporated
                         herein by reference

      10(c)              Voting Agreement among the
                         Registrant, Cytology Indiana,
                         Inc., Indiana  Cytology Review
                         Company, ER Group, Inc., CCWP
                         Partners, Inc., and Carolina
                         Cytology, Inc., and certain
                         shareholders of these entities
                         dated July 5, 1996.
                         (Reference is made to Exhibit
                         10(c) to the Registration
                         Statement on Form S-4 filed
                         with the Securities and
                         Exchange Commission on July
                         16, 1996 (Registration No.
                         333-8199) and incorporated
                         herein by reference

     10(d)               Loan Agreement between the
                         Registrant, Cytology Indiana,
                         Inc., Indiana Cytology Review
                         Company, ER Group, Inc.,  CCWP
                         Partners, Inc., and Carolina
                         Cytology, Inc., dated July 5,
                         1996, and the Side Letter
                         thereof, dated July 16, 1996.
                         (Reference is made to Exhibit
                         10(d) to the Registration
                         Statement on Form S-4 filed
                         with the Securities and
                         Exchange Commission on July
                         16, 1996 (Registration No.
                         333-08199) and incorporated
                         herein by reference

     10(e)               Loan Agreement between the
                         Registrant and  Cytology West,
                         Inc. and Papnet Utah, Inc.
                         dated March 14, 1996.
                         (Reference is made to Exhibit
                         10(e) to the Registration
                         Statement on Form S-4 filed
                         with the Securities and
                         Exchange Commission on July
                         16, 1996 (Registration No.
                         333-8199) and incorporated
                         herein by reference

     10(f)               Promissory Note and Security
                         Agreement among Cytology West,
                         Inc. and the Registrant dated
                         April 5, 1996 and April 4,
                         1996 respectively.  (Reference
                         is made to Exhibit 10(f) to
                         the Registration Statement on
                         Form S-4 filed with the
                         Securities and Exchange
                         Commission on July 16, 1996
                         (Registration No. 333-8199)
                         and incorporated herein by
                         reference

     10(g)               Guaranty executed by Carl
                         Genberg, guaranteeing all
                         obligations of Cytology West,
                         Inc., dated April 4, 1996.
                         (Reference is made to Exhibit
                         10(g) to the Registration
                         Statement on Form S-4 filed
                         with the Securities and
                         Exchange Commission on July
                         16, 1996 (Registration No.
                         333-8199) and incorporated
                         herein by reference

     10(h)               Security Agreement, granting a
                         security interest in
                         Neuromedical Systems, Inc.
                         stock to the Registrant,
                         executed by Carl Genberg on
                         April 4, 1996.  (Reference is
                         made to Exhibit 10(h) to the
                         Registration Statement on Form
                         S-4 filed with the Securities
                         and Exchange Commission on
                         July 16, 1996 (Registration
                         No. 333-8199) and incorporated
                         herein by reference

     10(i)               Amended and Restated 1995
                         Stock Option Plan of the
                         Registrant.  (Reference is
                         made to Exhibit 10(i) to the
                         Registration Statement on Form
                         S-4 filed with the Securities
                         and Exchange Commission on
                         July 16, 1996 (Registration
                         No. 333-8199) and incorporated
                         herein by reference.

     23                  Consent of Ernst & Young

     27                  Financial Data Schedule

     99                  Press Release, dated December
                         16, 1996