Form 10-K405
period 1996-12-31
NETMED INC
filed 1997-03-31
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For The Fiscal Year Ended December 31, 1996

                        Commission File Number:  1-12529

                                  NETMED, INC.
            (Exact name of Registrant as specified in its charter)

                    OHIO                            31-1282391
       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)

                       425 METRO PLACE NORTH, STE. 140
                              DUBLIN, OHIO  43017
                    (Address of principal executive offices,
                              including zip code)

                                 (614) 793-9356
                        (Registrant's telephone number,
                              including area code)

          Securities registered pursuant to Section 12(b) of the Act:

         COMMON SHARES, NO PAR VALUE              Exchange:
               (Title of Class)            American Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

     The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to the filing requirements for at least the past 90 days.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant was approximately $72,800,000 on March 14, 1997.

     There were 10,947,114 shares of the Registrant's Common Shares outstanding on March 14, 1997.

                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART I
ITEM 1.   BUSINESS.

GENERAL

     NetMed, Inc., (formerly known as Papnet of Ohio, Inc.) (the "Company"), is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The Company's revenues are currently derived principally from the marketing of the PAPNET-Registered Trademark-Testing System, which is a proprietary product of Neuromedical Systems, Inc., a Delaware corporation ("NSI"). The PAPNET-Registered Trademark- Testing System is a semi-automated cancer detection system for the review of cell, tissue or body fluid specimens, including but not limited to, cervical cytology specimens. Clinical laboratories submit slides containing cytology specimens to one of NSI's central facilities for image processing using the PAPNET-Registered Trademark- Testing System, which produces processed images for evaluation by NSI-trained cytotechnologists. The Company is also currently engaged in the development of an oxygen generation/concentration device which it plans to manufacture and sell in the home healthcare market.

     The Company was originally organized in 1989 for the purpose of acquiring the exclusive territorial rights to market NSI's proprietary products. The Company organized two limited partnerships for this purpose, one of which acquired the marketing rights in the State of Ohio, and the other which acquired territorial rights for Kentucky and the Chicago, Illinois metropolitan area. In 1993 the Company acquired all of the issued and outstanding limited partnership interests in both partnerships and thereby acquired all of the rights to market the PAPNET-Registered Trademark-Testing System in Ohio, Kentucky and the Chicago metropolitan area.

     On December 16, 1996, the Company completed a merger (the "Merger") with five companies which had collectively acquired the rights to market the PAPNET-Registered Trademark- Testing System and service in the states of Missouri, Georgia, and North Carolina (collectively the "Predecessor Companies"). The Company was the surviving corporation in the Merger. Upon completion of the Merger, the Company changed its name from Papnet of Ohio, Inc. to NetMed, Inc.

     In addition to exploiting its rights under the license agreement with NSI, the corporate mission of NetMed is to become a well diversified health care technology company founded upon proprietary products that offer a distinct market advantage. The Company's intention is to follow the example of its initial investment, the PAPNET-Registered Trademark- technology, in pursuing other opportunities in healthcare technology. Specifically, it intends to make early investments in selected healthcare technologies and apply the management and marketing resources of the Company to develop and implement strategies designed to significantly increase the value of the investment over a period of two to four years.

NSI - LICENSOR OF THE PAPNET-Registered Trademark- TESTING SYSTEM

     NSI, founded in 1988, is a healthcare technology company focused on diagnostic screening applications to aid in the early detection of certain cancers. NSI's first product, the PAPNET-Registered Trademark- Testing System, is a supplemental test to aid laboratories in the detection of abnormal cells on cervical Papanicolaou ("Pap") smears which were not detected by the standard manual microscopic inspection. When used to supplement manual screening of Pap smears, PAPNET-Registered Trademark- testing has been shown to increase the detection of cervical abnormality by up to 30% when compared to manual screening. The Company believes that this improved detection can result in more effective and less costly early treatment, reduced possibility of morbidity and mortality for patients, and reduced possibility of malpractice litigation for the patient's doctor and laboratory. The PAPNET-Registered Trademark- Testing System can achieve these improvements without requiring a modification of the standard Pap smear sample due to its use of a patented combination of algorithmic and adaptive pattern recognition technology, a form of artificial intelligence.

     The PAPNET-Registered Trademark- Testing System was approved for commercial use in the United States by the United States Food and Drug Administration (the "FDA") on November 8, 1995. Thereafter, NSI commenced marketing to laboratories and clinicians, and as of December 31, 1996, the PAPNET-Registered Trademark-test was available through 201 laboratories in the United States, and was available in 23 countries worldwide. The PAPNET-Registered Trademark- Testing System is a medical device subject to extensive regulation in the United States by the FDA and other federal, state and local authorities. The FDA regulates the research, development, clinical studies, manufacturing, processing, packaging, labeling, distribution, promotion and post-market surveillance of medical devices in the United States. The
Company relies entirely upon NSI to assure that all of these activities, as they relate to the PAPNET-Registered Trademark- Testing System, comply with all applicable regulatory requirements.

THE CERVICAL CYTOLOGY MARKET

     Pap smears are widely used in North America, Europe and other developed areas to aid in the early detection of cervical cancer with over 50 million tests performed annually in the U.S. alone. Pap smears can reveal early changes in cervical cells that precede or indicate the development of cancer, thereby facilitating timely medical intervention. When cervical cancer or precancerous conditions are detected early on a Pap smear, the disease is almost always completely curable using a simple outpatient procedure. However, if abnormal cells on the Pap smear are not noticed by the laboratory, the patient may be falsely told that her Pap smear is negative (a "false negative"), with significant morbidity or mortality occurring as a result. Failure to diagnose cervical cancer is a significant and rapidly growing source of malpractice litigation against laboratories and clinicians in both the U.S. and abroad.

     Manual searching of routine Pap smears to spot abnormal cells is an
unavoidably tedious and error-prone task.   This is primarily because a
seriously abnormal Pap smear can contain fewer than a dozen abnormal cells scattered among hundreds of thousands of normal cells and other objects. The cytotechnologist's job is thus very similar to proofreading a very long document to try to detect a few misspelled words. Regardless of how conscientious and careful the laboratory is, many of these "needles in a haystack" may be missed, and the patient falsely informed that her Pap smear was negative. Manual screening false-negative rates ranging from 10% to 40% have been reported in numerous published studies. The PAPNET-Registered Trademark- Testing System has been shown in several domestic and international clinical studies published in peer-reviewed journals to detect abnormal cells on Pap smears that were falsely diagnosed as "negative" by conventional manual inspection. Indeed, in a number of such cases the PAPNET-Registered Trademark- Testing System detected abnormal cells on archived, supposedly "negative" Pap smears of women who were ultimately diagnosed with advanced cervical cancer. A published review of six such studies which in the aggregate evaluated 513 Pap smears known to contain precancerous or cancerous abnormality reported a pooled average PAPNET-Registered Trademark- false negative rate of 3%. These results compare extremely favorably to manual screening's false negative rate, typically reported to be many times higher (10% to 40%).

THE PAPNET-Registered Trademark- TESTING SYSTEM

       The PAPNET-Registered Trademark- Testing System is a computerized image processing service provided to laboratories. The laboratory performs PAPNET-Registered Trademark- testing when specifically requested by clinicians, patients or third-party payers who wish to minimize the probability of false negatives and their attendant medical and legal consequences. Slides first diagnosed by a laboratory as "negative" using manual inspection are sent to designated NSI facilities ("Scanning Centers") for imaging on a PAPNET-Registered Trademark- Scanning Station, which is designed to inspect the hundreds of thousands of cells and other objects on the slide. The PAPNET-Registered Trademark- Scanning Stations' proprietary neural network computers are designed to select color images of 128 potentially abnormal cells and cell clusters from each slide for detailed video review (whether or not they are, in fact, abnormal). These 128 images from each slide are recorded on a digital tape cassette or CD-ROM which is returned to the client laboratory within two to four working days along with the referred Pap smear slides.

     At the laboratory, a certified cytotechnologist specially trained in the use of the PAPNET-Registered Trademark- Testing System evaluates the 128 color images from each slide on the PAPNET-Registered Trademark- Review Station. The PAPNET-Registered Trademark- Review Station's software ensures that the cytotechnologist displays each image at 200x magnification (twice normal screening power) and permits the user to expand any image to 400x magnification. If all of the images appear normal, the cytotechnologist classifies the slide as "negative," and no further examination is required. NSI has found that cytotechnologists experienced in the use of the PAPNET-Registered Trademark-Review Station can review negative cases in substantially less time than it takes to perform a conventional manual re-examination.

     If any one of the 128 images appears to the cytotechnologist to be abnormal, the cytotechnologist classifies the slide as "review." The cytotechnologist then refers to the "x, y" coordinates provided with each PAPNET-Registered Trademark- image and uses the coordinates as a reference point to re-examine the slide directly through the microscope. If, after direct inspection, the cytotechnologist continues to believe that the slide contains abnormal cells, he or she refers the slide to the laboratory's pathologist for a final diagnosis. In no case does NSI, the Company, nor the PAPNET-Registered Trademark- Testing System make a diagnosis of a slide or smear.

      The PAPNET-Registered Trademark- Testing System is used as a supplement to current practice and does not alter the clinician's procedure for the taking of smears or the laboratory's method of staining or applying the coverslip. It provides an additional and complementary level of screening for the purpose of decreasing false negative Pap smear diagnoses.

COMPETITION IN THE CERVICAL CYTOLOGY MARKET

     The Company is currently aware of three principal competitors which are engaged in efforts to automate one or more aspects of cervical smear screening. Two competitors, Cytyc and Roche, have focused on the development of devices for the production, and, in the case of Roche, automated analysis, of monolayer slides, a potential alternative to the conventional Pap smear method of specimen collection and preparation. Cytyc received approval from the FDA in May 1996 to market its ThinPrep-Registered Trademark- preparation to laboratories, for the purpose of filtering out blood, mucus and other material from Pap smears. With monolayer techniques, clinicians are required to prepare special slides, and only a fraction of the cells and background information displayed on the conventional slide is retained for analysis. Because the PAPNET-Registered Trademark- Testing System uses the well-established method of sample collection, it does not require clinicians to deviate from standard practice in the preparation or visual screening of Pap smears.

     The other competitor, NeoPath, has received FDA approval for the use of its AutoPap-Registered Trademark- System as part of a laboratory's quality control
procedure.   According to NeoPath, the AutoPap-Registered Trademark- System is
designed to sort purportedly "negative" Pap smear slides into two groups, one classified as "negative" and one classified for "review." The group of slides classified for review, which constitutes a specified percentage of the whole, is again reviewed manually by the cytotechnologist through a conventional microscope. NeoPath has stated that it is developing a device for the fully automated primary screening (as opposed to rescreening) of conventional Pap smears, and has submitted to the FDA a pre-market approval supplemental application. On September 27, 1996, an FDA Advisory Panel recommended that the FDA not approve the supplemental application, pending completion of additional studies. NSI is currently engaged in litigation with NeoPath alleging patent infringement, unfair competition and other tortious conduct concerning the development and marketing of the AutoPap-Registered Trademark- System. NeoPath has denied these allegations and has asserted counterclaims to the effect that NSI has made false and misleading representations concerning the AutoPap-Registered Trademark- System. NSI has stated that it believes NeoPath's assertions are without merit.

     These or other competitors may develop new products and technologies that prove to be more effective than the PAPNET-Registered Trademark- Testing System or that may be viewed by clinical laboratories as reducing operating costs (for example, by reducing the number of cytotechnologists used in screening). In addition, competitive products and technologies may be manufactured and marketed more successfully than the PAPNET-Registered Trademark- Testing System. Such developments could render the PAPNET-Registered Trademark- Testing System less competitive or possibly obsolete, and could have a material adverse effect on NSI and the Company. NSI and the Company will be required to compete with respect to product effectiveness, price, manufacturing and slide processing efficiency, marketing capabilities and customer service and support, areas in which they currently have limited experience.

     In addition to competitors attempting to develop fully automated or semi-automated systems for the screening or rescreening of cervical samples, there may in the future be alternate techniques or technologies for the detection or prevention of cervical cancer. Although no such technique has been demonstrated to be useful as a substitute for the Pap smear, there can be no assurance that new techniques or technologies will not one day supplant or replace the Pap smear in medical practice.

POTENTIAL FUTURE NSI PRODUCTS

     NSI has stated the belief that its technology can be adapted for use in the early detection of cancers occurring at body sites in addition to the uterine cervix, including the bladder, breast, esophagus, lung, oral cavity and thyroid.
 Not all such cancers are commonly the subject of cytological analysis, and NSI has not yet determined which of these applications, if any, it will be able to commercialize. However, NSI has announced that a study reported at a recent meeting of the U.S. and Canadian Academy of Pathology showed that the PAPNET-Registered Trademark- Testing System could detect cancerous and precancerous cells of the esophagus on conventionally prepared smears. NSI's patents cover applications of its technology to cytological screening for cancers occurring at all body sites, and the Company's license of NSI's technology (described below) would extend to these applications.

     The foregoing information concerning NSI and the PAPNET-Registered Trademark- Testing System was obtained either directly from NSI or from NSI's September 1996 prospectus and other filings that NSI has made with the United States Securities and Exchange Commission ("SEC"). While the Company believes that the foregoing information is accurate and a fair summary of publicly available information concerning NSI and the PAPNET-Registered Trademark-Testing System, readers are encouraged to review NSI's filings with the SEC for additional and more detailed information.

THE NSI LICENSE

       On December 5, 1995 the Company, the Predecessor Companies, Cytology West, Inc. and Papnet Utah, Inc. (other NSI regional licensees who were not parties to the Merger), entered into the Settlement Agreement with NSI (the
"Settlement Agreement").   The purpose of the Settlement Agreement was to
resolve and clarify certain issues relating to the license agreements that NSI had with its regional licensees (relating to, among other things, calculation of royalties, control of marketing and sales activities, use of NSI's trademarks, and rights to market other technologies developed by NSI), and issues relating to warrants to purchase shares of NSI common stock which were held by the Company and certain of the Predecessor Companies. Pursuant to the Settlement Agreement, NSI and the regional licensees agreed to the form of a license agreement, under which the Company and the other regional licensees will continue to have the rights to market the PAPNET-Registered Trademark- Testing System, as well as certain other medical technologies which may be developed by NSI ("NSI Technology").

       While the Company and NSI have agreed on the form of a license agreement, which the Company has agreed to execute with certain modifications, no final agreement had been executed by the parties as of March 14, 1997. The modifications requested by the Company deal principally with the determination of the amount of royalties that should be paid to the Company with respect to slides originating in its licensed territory but that are processed by laboratories located outside of the territory.

       The Company has the right and license to sell the PAPNET-Registered Trademark- Testing System service and NSI Technology in the states of Ohio, Georgia, Kentucky, Missouri, North Carolina and in the Consolidated Metropolitan Statistical Area of Chicago, Illinois. The Company's rights are exclusive within the described territory, subject to the right of NSI to conduct marketing and sales activities therein. However, because the royalties paid to the Company are based on "Territory Gross Revenues" recognized by NSI from activities (including any sales by NSI) in the licensed territory, any sales activities in the Company's territory by NSI will inure to the benefit of the Company.

       The form of license agreement incorporated in the Settlement Agreement provides that the regional licensees (as a group) will be paid royalties as follows: (a) monthly royalties equal to 50% of the amount by which NSI's gross revenues from sales in the licensed territories exceed the cost of processing slides originating in the licensed territories (for purposes of which calculation costs per slide may not exceed $1.00 per slide) and the cost of transporting such slides, with the maximum amount of such monthly royalties in any fiscal year capped at an amount derived by applying the royalty formula to 12,175,000 slides; (b) annual royalties equal to the difference, if any, by which aggregate monthly royalties in any fiscal year are less than 4.15% of NSI's worldwide gross revenues for such fiscal year, with the maximum annual royalty amount in any fiscal year capped at $23,000,000, less the amount of monthly royalties paid in such fiscal year calculated as described in clause
(a). For the purposes of calculating the numbers of slides attributable to a licensee's territory which are submitted by certain large laboratories operating in multiple states ("Multistate National Laboratories"), there will be attributed to each territory a proportionate number of slides submitted to NSI for processing from all Multistate National Laboratories equal to the ratio that the population of such territory bears to the population of the United States (determined according to census data). These provisions may, in some circumstances, have the effect of limiting the potential revenues which the Company can realize from its sales activities.

       The royalty calculations described in the foregoing paragraph are aggregate calculations for all of the territorial licensees. Based upon the aggregation of the applicable amounts contained in the original license agreements of the Company and the Predecessor Companies and recent census data, the Company believes that its share of the number of slides for the slide royalty cap described in clause (a) in the foregoing paragraph will be approximately 10,000,000 slides, the worldwide revenue percentage described in clause (b) will be 3.5 percent, and the royalty cap described in the same clause will be approximately $18.8 million.

       The Company's license has an initial term that expires on December 31, 2025. The Company has the right to extend the license for an additional 20 year term upon written notice to NSI within six months preceding the expiration of the initial term and upon payment of a renewal fee. The license may not be terminated or cancelled except upon expiration of its initial or renewal term or by written agreement of the parties.

THIRD-PARTY REIMBURSEMENT

       Reimbursement of laboratory charges for PAPNET-Registered Trademark-testing by third-party medical insurance payers, managed care organizations, and government agencies (such as Medicare/Medicaid, private health insurance, health maintenance organizations and self-insured employers) is a key factor in the rate of growth of the revenues which NSI and the Company will be able to realize
from this technology.   Currently, some third-party payers reimburse some or all
of the charges to patients for the PAPNET-Registered Trademark- test, others (including Medicare and Medicaid) provide no reimbursement. To the extent that third-party payers do not provide for reimbursement of PAPNET-Registered Trademark-testing, or, if the level of reimbursement is significantly below the amount laboratories charge patients to perform PAPNET-Registered Trademark- testing, the size of the potential market available to NSI and the Company may be reduced. Based upon a study recently published in the international journal ACTA CYTOLOGICA finding that PAPNET-Registered Trademark- testing for cervical cancer detection decreases the incidence of cervical cancer at a cost which is within the range of tests and other procedures commonly reimbursed by managed care organizations, the Company anticipates that it will eventually be successful in convincing most third-party payers in its licensed territory to reimburse for the PAPNET-Registered Trademark- test.

       Consequently, the Company and NSI are directing their marketing efforts to obtaining third-party reimbursement for the PAPNET-Registered Trademark-test. In February 1997, the Company entered into an agreement with Blue Cross Blue Shield Mutual of Ohio (BCBSO) whereby BCBSO agreed to cover the cost of the PAPNET-Registered Trademark- test for all members. In addition, BCBSO has agreed to strongly recommend to its clinicians and laboratories that all negative Pap smears covered by its benefit plans are to be examined using PAPNET-Registered Trademark- testing. BCBSO was the largest health care provider in the State of Ohio in 1996, with approximately 1.5 million covered members. While the Company believes that its agreement with BCBSO will increase the number of Pap smears from its licensed territory which are processed using the PAPNET-Registered Trademark- System during 1997 and subsequent years, there can be no guarantee as to the amount or timing of any increase.

OTHER COMPANY TECHNOLOGIES

       The Company recently entered into an agreement with CeramPhysics, Inc. of Westerville, Ohio ("Ceram"), pursuant to which the Company has the right to acquire control of a newly-organized corporation holding a world-wide license to Ceram's patented oxygen generation technology, which is exclusive as to all applications of the technology except oxygen sensors and fuel cells. Pursuant to the agreement, the Company will work with and loan up to $200,000 to Ceram to complete the fabrication and testing of a ceramic element incorporating the licensed technology, which will be capable of generating oxygen of a purity and in quantities suitable for medical use. It is the Company's intention to incorporate the element into an oxygen generation device which the Company will manufacture and market for the home health care market. If the device is acceptable to the Company, it has the right to acquire 95% of the stock of the licensee company for an additional $200,000 investment, with the remaining 5% to be held by Ceram. This new subsidiary would manufacture and market the device, as well as pursue additional applications for the licensed technology.

       In September, 1996, the Company executed a non-binding letter of intent to make up to a $4 million investment in HUBLink, Inc., a healthcare software development and marketing company. No definitive agreement was reached, however, and the term of the letter of intent has expired, although the Company and HUBLink have continued discussions of a possible investment.

       The Company is currently negotiating for the rights in other medical technologies, but has not concluded any binding agreements to date.

TERMS OF RECENTLY COMPLETED MERGER

       On December 16, 1996, the Company completed the Merger with the Predecessor Companies, which had collectively acquired the rights to market the PAPNET-Registered Trademark- Testing System and service in the states of Missouri, Georgia, and North Carolina. The Company was the surviving corporation in the Merger. Upon completion of the Merger, the Company changed its name from Papnet of Ohio, Inc. to NetMed, Inc.

       Each of the Predecessor Companies, other than CCWP, Inc. was organized to acquire and exercise the right to market the PAPNET-Registered Trademark-Testing System and PAPNET-Registered Trademark- Service within its licensed territory. However, until November 8, 1995, when the United States Food and Drug Administration ("FDA") finally approved the marketing of the PAPNET-Registered Trademark- technology, the technology could be used in the United States only for investigational purposes in connection with the FDA approval process. Consequently, the Predecessor Companies had only limited operations prior to November 1995. CCWP, Inc. was an affiliate of Carolina Cytology, Inc. and was organized for the purpose of holding certain warrants for the purchase of NSI common stock.

       Cytology Indiana, Inc. ("CIN") was an Ohio corporation formed on September 7, 1990. CIN owned an approximate 65% interest in the rights to market the PAPNET-Registered Trademark- Testing System and service in Missouri. Indiana Cytology Review Company ("INC") was an Ohio corporation formed on December 1, 1995, and owned an approximate 35% interest in the PAPNET-Registered Trademark- marketing rights for Missouri. ER Group, Inc. ("ERG") was an Ohio corporation formed on May 13, 1991 for the purpose of acquiring PAPNET-Registered Trademark- marketing rights for Georgia. Carolina Cytology, Inc. ("CCI") was an Ohio corporation formed on December 10, 1992 for the purpose of acquiring PAPNET-Registered Trademark- marketing rights for North Carolina.
CCWP Partners, Inc. ("CCWP") was an Ohio corporation formed on December 1, to hold certain warrants to acquire NSI common stock acquired by a predecessor partnership in connection with the acquisition of the PAPNET-Registered Trademark- marketing rights for North Carolina by CCI.

       In the Merger, all outstanding common shares of the Predecessor Companies, including shares issuable upon the exercise of outstanding warrants and options, were converted into the right to receive fully paid and
nonassessable common shares of the Company.   Shares of outstanding common stock
of the Predecessor Companies were converted into Company shares based on a ratio of one Predecessor Company share for the following number of shares of the
Company:  CIN (1,121.6652); INC (4,491.7064); ERG (3,237.2643); CCWP (37.3971);
and CCI (1,487.6186).  The total number of common shares of the Company issued
in the Merger was 4,849,988.   Immediately following the Merger, the
shareholders of each of the Predecessor Companies owned, in the aggregate, the following percentage of the issued and outstanding stock of the Company: CIN (7.70%); INC (4.11%); ERG (17.13%); CCWP (3.13%); and CCI (12.32%). Certain
restrictions were imposed on the resale of shares issued in the Merger, to be released incrementally over the one year period following the Merger, which period may be accelerated by the Company. As of the date of this report, such restrictions have expired as to 225,000 shares. The issuance of common shares of the Company in the Merger was pursuant to a registration statement on Form S-4 filed with the SEC (Registration No. 333-8199).

       The merger of the Company and the Predecessor Companies was accounted for at historical cost based on the guidance in SEC Staff Accounting Bulletins 48 and 97. For accounting purposes, Papnet of Ohio, Inc. is treated as the predecessor of the merged entity and its historical financial statements are included in this report as the historical financial statements of the Company. The results of operations of the Predecessor Companies have been combined with those of the Company on a prospective basis commencing on the date of the Merger.

PERSONNEL

       As of March 14, 1997, the Company employed fifteen (15) full time employees. The Company has one (1) part time employee. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

BUSINESS RISKS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings." When used in this report and the documents incorporated by reference herein, the words "estimate," "project," "anticipate," "expect," "believe" and words of similar import are intended to identify forward-looking statements.

       RISKS RELATING TO NSI

       The Company obtains all of the information relating to the PAPNET-Registered Trademark- Testing System and service from NSI, and in most cases cannot independently verify this information. Therefore, the Company is dependent on NSI to accurately report the results of clinical studies and other data relating to the capabilities and performance of the PAPNET-Registered Trademark- Testing System.

       The Company has no ownership rights in the PAPNET-Registered Trademark-technology. NSI has granted the Company exclusive rights with respect to the marketing of the PAPNET-Registered Trademark- Testing System and service in certain geographic territories. Therefore, the business of the Company is dependent upon a number of factors, many of which are controlled by NSI. These factors include maintaining the PAPNET-Registered Trademark- Testing System's compliance with FDA and other regulatory requirements, maintenance of the technological advantages of the PAPNET-Registered Trademark- Testing System, maintenance of product liability insurance, the ability to manufacture and deliver the equipment required to operate the PAPNET-Registered Trademark-Testing System, Further, NSI is in a stage of development that may require additional funding for its internal operations. In the event that NSI should fail to perform in any of these areas, or in any others which could affect its licensees, such failure could have an adverse effect on the Company and its business.

       Additional risks relating to the business of NSI which may have an impact on the Company are set forth in NSI's periodic reports filed with the SEC, including its Annual Report on Form 10-K.

        RISKS RELATING TO LICENSE AGREEMENT AND PATENTS

        The Company's marketing rights and the revenues generated by these activities, are governed by the terms of its license from NSI (the "License"). The License imposes significant territorial and other restrictions on the Company's marketing rights, and places certain limitations on the amounts of royalty revenues which the Company can generate through the marketing of the
PAPNET-Registered Trademark- Testing System and service.   The terms of the
License are set forth in the form of a license agreement incorporated into the Settlement Agreement, but to date the Company and NSI have not executed a definitive license agreement.

       The technology underlying the PAPNET-Registered Trademark- Testing System is protected by broad patent protection granted to NSI with respect to the use of neural networks in automated and semi-automated cytology. There can be no assurance that the NSI patents will afford protection from material infringement or that such patents will not be challenged. NSI and the Company will also rely on trade secrets and proprietary know-how, which they will seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that there will be adequate remedies for any breach or that trade secrets of NSI or the Company will not otherwise become known to, or independently developed by, competitors.

       The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and there can be no assurance that necessary licenses would be available to NSI or the Company on satisfactory terms or at all. Adverse determinations could limit the value of NSI's issued patents or result in invalidation of those patents, subject NSI or the Company to significant liabilities to third parties, require NSI or the Company to seek licenses from third parties or prevent NSI from manufacturing its products or prevent NSI or the Company from selling NSI's products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

       RISKS RELATING TO OPERATIONS AND PAST PERFORMANCE

       The Company is in the early stage of its operations, and is therefore subject to risks incident to any new business, including the absence of earnings. The Company has to date had no appreciable income from operations, and as of December 31, 1996 has an accumulated deficit of $801,302. While the Company intends to develop or acquire other technologies, it has concentrated its efforts primarily on the marketing of the PAPNET-Registered Trademark-Testing System and will be dependent upon the successful development of that
product to generate revenues.   Accordingly, for the foreseeable future, the
Company's success will be dependent upon the marketing of the PAPNET-Registered Trademark- Testing System and service.

       The Company cannot accurately predict the extent of its future capital needs, but anticipates that expenditures will increase significantly during the period from 1997 through 1998 due to the cost of the commercial launch of the PAPNET-Registered Trademark- Testing System, the development and commercialization of an oxygen device for the home healthcare market, and the execution of the Company's business plan to acquire complementary technologies. A significant amount of the Company's assets are represented by its investment in NSI common stock, which the Company expects to liquidate as necessary to finance its business activities. There can be no assurance regarding the market value of the NSI common stock and any decrease in its market value will adversely impact the Company's total assets and its ability to fund its business plan. In addition, there can be no assurance that other funds will be available on terms favorable to the Company, or at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common shares.

       The Company does not contemplate the payment of dividends for the foreseeable future. The Company has accumulated substantial losses since its inception and there can be no assurance that the Company's operations will result in sufficient revenues to enable the Company to operate at profitable levels or to generate positive cash flow. Any earnings generated from the operations of the Company will be used to finance the business and growth of the Company.

       The success of the Company's operations is highly dependent upon David
J. Richards, and the loss of Mr. Richards as an employee could have an adverse effect on the business of the Company. The Company has no employment agreement with Mr. Richards and does not own any insurance policies on his life.

       RISKS RELATED TO THE COMPANY'S COMMON SHARES

       Upon completion of the Merger the directors, executive officers and principal shareholders (5% or greater) of the Company collectively owned approximately 26.9% of the outstanding Company common shares. As a result, these shareholders will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

       Although the Company's common shares are currently listed for trading on the American Stock Exchange, trading volume has been limited. There can be no assurance that there will continue to be an active and liquid trading market. The stock market has experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many technology, emerging growth and developmental stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. Factors such as announcements of the introduction of new or enhanced services or related products by the Company or its competitors may have a significant impact on the market price of the Company's common shares.

       The Company had 10,940,524 common shares outstanding as of December 31, 1996. Of these shares, approximately 8,700,000 shares are held by nonaffiliates of the Company or the Predecessor Companies and are freely tradeable without
restriction or further registration under the Securities Act.   Approximately
2,250,000 shares are held by affiliates of the Company who will be entitled to resell them, subject to the restrictions on transfer imposed by or in connection with the Merger Agreement, only pursuant to a registration statement under the Securities Act or an applicable exemption from registration thereunder such as provided by Rule 144 under the Securities Act, or, in the case of shares acquired in connection with the Merger by affiliates of the Predecessor Companies, in compliance with the provisions of Rule 145 under the Securities Act.

       Sales of substantial amounts of the Company's shares in the public market or the prospect of such sales could adversely affect the market price of its shares.

       RISKS RELATING TO GOVERNMENT REGULATION

       The services, products and manufacturing activities of NSI and the Company are subject to extensive and rigorous government regulation, including the provisions of the Medical Device Amendment to the Federal Food, Drug and Cosmetic Act. Commercial distribution in certain foreign countries is also subject to government regulations. The process of obtaining required regulatory approvals can be lengthy, expensive and uncertain. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. The FDA actively enforces regulations prohibiting marketing without compliance with the pre-market approval provisions of products and conducts periodic inspections to determine compliance with Good Manufacturing Practice regulations.

       Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could prevent NSI or the Company from obtaining, or affect the timing of, future regulatory approvals. The effect of governmental regulation may be to delay for a considerable period of time or to prevent the marketing and/or full commercialization of future products or services that NSI or the Company may develop and/or impose costly requirements on NSI or the Company. There can be no assurance that NSI or the Company will be able to obtain regulatory approvals of any products on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would adversely affect the marketing of NSI's and the Company's proposed products. There can also be no assurance that additional regulations will not be adopted or current regulations amended in such a manner as will materially adversely effect NSI or the Company.

       RISKS RELATING TO THIRD PARTY REIMBURSEMENT

       In the United States, many Pap smears are currently paid for by the patient, and the level of reimbursement by third-party payers that do provide reimbursement differ considerably. Third-party payers (Medicare/Medicaid, private health insurance, health administration authorities in foreign countries and other organizations) may affect the pricing or relative attractiveness of the Company's and NSI's products and services by regulating the maximum amount of reimbursement for PAPNET-Registered Trademark- testing provided by such payers or by not providing any reimbursement at all. Restrictions on reimbursement may limit the price which the Company can charge for its services or reduce the demand for PAPNET-Registered Trademark-testing, or, if the level of such reimbursement is significantly below what laboratories charge patients to perform PAPNET-Registered Trademark- testing, the size of the potential market available to the Company may be reduced. There can be no assurance of the extent to which costs of PAPNET-Registered Trademark- testing will become reimbursable or that the level of reimbursement will be sufficient to permit the Company to generate substantial revenues.

       RISKS RELATING TO MARKETABILITY AND COMPETITION

       The Company's future performance will depend to a substantial degree upon market acceptance of the PAPNET-Registered Trademark- Testing System. The extent of, and rate at which, market acceptance and penetration are achieved are functions of many variables including, but not limited to, price, effectiveness, acceptance by patients, physicians and laboratories (including the ability of laboratories to hire additional cytotechnologists), manufacturing, slide processing and training capacity, reimbursement practice and marketing and sales efforts. There can be no assurance that the PAPNET-Registered Trademark-Testing System will achieve or maintain acceptance in its target markets.

       The Company is aware of several companies that either have developed or are developing systems that are competitive with the PAPNET-Registered Trademark-Testing System or other technologies targeted for development by the Company. Commercial availability of such products could have a material adverse effect on the Company's business, financial condition and results of operations. Competitors may have substantially greater financial, manufacturing, marketing and technical resources, and represent significant potential long-term competition. Competitors may succeed in developing products that are more effective or less costly than any that may be developed by NSI or the Company. New developments are expected to continue at a rapid pace in both industry and academia. There can be no assurance that research and development by others will not render NSI's or the Company's current and contemplated products obsolete. Competition may increase further as a result of advances that may be made in the commercial applicability of technologies and greater availability of capital for investment in these fields.

       RISKS RELATING TO PRODUCT LIABILITY

       The business of the Company could expose it to the risks inherent in the production and distribution of medical diagnostic and treatment equipment. Although NSI has attempted to reduce the exposure to product liability risk by disclosing the demonstrated range of accuracy of the PAPNET-Registered Trademark- Testing System, there can be no assurance that the Company will not be exposed to liability resulting from the failure or inaccuracy of the PAPNET-
Registered Trademark- System.   The Company currently carries no product
liability insurance. However, NSI is required, under the terms of the License, to name the Company as an additional insured on its product liability policies. There can be no assurance that NSI will have the resources necessary to purchase and maintain the insurance, that such insurance will be sufficient to cover potential claims, or that NSI will have adequate resources to indemnify the Company from any uninsured loss.


ITEM 2.     PROPERTIES.

       The Company's headquarters is located in Dublin, Ohio and is leased from the L&B SERBO Fund under a lease agreement that expires on August 14, 2001. The Company leases 1,947 square feet at an annual rental rate ranging from approximately $20,400 to $22,400 during the term of the lease.


ITEM 3.     LEGAL PROCEEDINGS.

       There are no pending legal proceedings against the Company. The Company in 1996 filed an application with the United States Patent and Trademark Office for registration of the trademark "NetMed." The Company has been notified that a notice of opposition has been filed by Epicenter, Inc., which had registered an Internet domain name of "netmed.com," among over 100 other medical and health care related names. Although the ultimate resolution of this matter cannot be determined, the Company believes the opposition is without merit and intends to vigorously pursue the registration of its trademark.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       On December 5, 1996, a Special Meeting of Shareholders was held at the Westin Hotel, 310 South High Street, Columbus, Ohio 43215 (the "Special Meeting"). The Special Meeting was called to consider and vote upon:

1. The approval of Agreement and Plan of Merger among the Company and the Predecessor Companies, dated as of July 5, 1996, and the consummation of the Merger. The proposal to approve the Merger received 4,453,082 affirmative votes, 8,196 votes against, and 958,336 broker non-votes.

2. The approval of the Amended and Restated Articles of Incorporation of the Company, which included, among other things, an increase in the authorized capital stock of the Company and the elimination of cumulative voting. The votes in favor of the Amended and Restated Articles were 4,460,601, votes against were 18,796, and broker non-votes were 934,477.

3. The approval of the Amended and Restated Regulations of the Company. The votes in favor of the Amended and Restated Regulations was 4,421,496, votes against were 17,016, and broker non-votes were 973,607.

4. The election of the seven (7) directors. David J. Richards, S. Trevor Ferger, Cecil J. Petitti and Michael S. Blue were nominated to serve as Class I directors for a term expiring at the 1997 annual meeting of the shareholders. Bryan Whipp, John P. Kennedy and Rodney M. Kinsey were nominated as Class II directors for a term expiring at the 1998 annual meeting of shareholders. The following chart is a list of votes cast in favor, against, and broker non votes for each of the above named individuals:

       Name:          For        Against      Broker Non-Votes
       -----          ---        -------      ----------------
       Richards:      5,418,878  12,700             0
       Kennedy:       5,428,878   2,700             0
       Petitti:       5,428,878   2,700             0
       Ferger:        5,428,878   2,700             0
       Whipp:         5,428,816   2,762             0
       Kinsey:        5,428,878   2,700             0
       Blue:          5,428,878   2,700             0

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

       The Company's Common Shares are listed for trading on the American Stock Exchange under the symbol "NMD." Prior to December 18, 1996, the Company's Common Shares were traded in the over the counter market on the NASDAQ Bulletin Board. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common shares, as reported on the NASDAQ Bulletin Board and subsequently the American Stock Exchange. The figures have been adjusted to reflect 2-for-1 stock splits in May 1994, May 1995 and December 1995. The NASDAQ Bulletin Board prices shown represent quotations between dealers, without adjustments for retail markups, markdowns or commissions and may not represent actual transactions:

     1995                          High            Low
     ----                          ----            ---
     1st Qtr.                     5.398           3.75
     2nd Qtr.                     8.094           7.875
     3rd Qtr.                    17.688           10.75
     4th Qtr.                    15.688           13.375

     1996
     ----
     1st Qtr.                    13.00            9.375
     2nd Qtr.                    10.75            8.375
     3rd Qtr.                     9.00            7.125
     4th Qtr.                     8.875           6.25

     1997
     ----
     1st Qtr.
  (through March 14, 1997)        9.625           6.75


     The number of record holders of the Company's common shares as of March 14, 1997, was 462. The closing sales price of the common shares on March 14, 1997, was $8.375.

     The Company has never paid a cash dividend. The Company presently anticipates that all of its future earnings will be retained for the development of its business and does not anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will be based on the Company's future earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.   SELECTED FINANCIAL DATA.


                                           YEAR ENDED DECEMBER 31,

                           1996 (1)     1995       1994        1993      1992
                                                                     (unaudited)
                          --------    -------    -------    --------    ------
Revenue                   102,813      48,000     24,765      4,322     27,989

Loss from operations   (1,677,312)   (525,149)  (302,596)  (285,591)  (210,148)

Net income (loss)        (592,822)  1,324,945   (283,537)  (277,068)  (202,702)

Net income (loss) per
share                       (0.09)       0.21      (0.05)     (0.05)     (0.07)

BALANCE SHEET DATA:

Total assets           10,379,590   9,225,744    768,934    962,492    833,074

Total Shareholders'
equity                  7,035,067   6,253,679    738,600    923,828    412,457

(1) See Note 1 to Financial Statements regarding the Merger effective December 16, 1996.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The Company's revenues are currently derived principally from the marketing of the PAPNET-Registered Trademark- Testing System and service, which are proprietary products of NSI. The Company is also currently engaged in the development of an oxygen generation/concentration device which it plans to manufacture and sell in the home healthcare market.

     The PAPNET-Registered Trademark- Testing System is a semi-automated cancer detection system for the review of cell, tissue or body fluid specimens, including but not limited to, cervical cytology specimens. The PAPNET-Registered Trademark- Service permits laboratories to submit slides containing such specimens to one of NSI's central facilities for image processing employing NSI's patented neural processed images for evaluation by NSI-trained cytotechnologists.

     On December 5, 1996, the Company's shareholders approved an Agreement and Plan of Merger (the "Merger Agreement") whereby Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc., and Carolina Cytology, Inc. (the "Predecessor Companies") were merged with and into the Company (the "Merger"). The Merger was effective on December 16, 1996 and the Company issued, in the aggregate, 4,849,988 common shares in exchange for the issued and outstanding shares of the Predecessor Companies. Under terms of the Merger Agreement, Papnet of Ohio, Inc. changed its name to NetMed, Inc. NetMed common stock began trading on the American Stock Exchange on December 18, 1996 under the symbol "NMD."

     As a result of the Merger, the Company has the marketing rights to the PAPNET-Registered Trademark- Testing System and service in Ohio, Kentucky, Missouri, Georgia, North Carolina and the Consolidated Metropolitan Statistical Area of Chicago. The Company's marketing rights are exclusive within these territories, subject to the right of NSI to conduct marketing and sales activities therein. However, because the royalties paid to the Company by NSI are based on revenues recognized by NSI from activities (including any sales by NSI) in the licensed territories, NSI's sales activities therein benefit the Company.

       This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item I of this report, in the section entitled "Business Risks."

     For accounting purposes, the historical financial statements of the Company are those of Papnet of Ohio, Inc. The results of operations for the merged entities, is reported on a prospective basis commencing December 16, 1996. The following discussion therefore includes the operations of Papnet of Ohio, Inc. from January 1, 1996 through December 15, 1996, and the combined operations of all entities from December 16, 1996 through December 31, 1996.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

     The PAPNET-Registered Trademark- Testing System was approved by the FDA for commercial use in the United States on November 8, 1995. Prior to that time, it was permitted to be utilized in the United States on an investigational basis only, and NSI was permitted to derive revenue with respect thereto only to recover certain of its costs. Therefore, the Company was able to generate only a minimal amount of revenue from the PAPNET-Registered Trademark- Testing System during 1994 and 1995. During the first eight months of 1996, the Company and NSI spent time and effort building a sales force and familiarizing doctors and laboratories with the benefits of the PAPNET-Registered Trademark- System and PAPNET-Registered Trademark- Service. Beginning in September of 1996, the commercial launch of the product was initiated with a national advertising campaign.

     In February 1997, the Company entered into an agreement with Blue Cross Blue Shield Mutual of Ohio (BCBSO) whereby BCBSO agreed to cover the cost of the PAPNET-Registered Trademark- test for all members. In addition, BCBSO has agreed to strongly recommend to its clinicians and laboratories that all negative Pap smears covered by its benefit plans are to be examined using PAPNET-Registered Trademark- testing. BCBSO is the largest health care provider in the State of Ohio with approximately 1.5 million covered members. While management believes that this agreement will increase the number of Pap smears processed using the PAPNET-Registered Trademark- Testing System (the "Slides") during 1997, there can be no guarantee as to the increased quantity or timing of any increase.

     As a result of the FDA approval mentioned above and the commercial launch of the product in September 1996, the number of Slides processed increased to 13,820 Slides for the year ended December 31, 1996 from 1,529 Slides for the year ended December 31, 1995. There were no Slides processed during 1994. Royalty revenue was $102,813, $48,000 and $24,765 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Revenue for the year ended December 31, 1996 has been accrued according to a formula in the Company's license agreement with NSI which calculates royalties based upon the number of Slides processed in the Company's territory. Revenue for the years ended December 31, 1995 and 1994 was accrued using an alternative royalty formula based upon a percentage of NSI's worldwide revenue.

     In anticipation of FDA approval for the PAPNET-Registered Trademark-test, the Company began hiring additional sales representatives beginning in the third quarter of 1995 bringing the total to three by December 31, 1995 from one at December 31, 1994. At December 31, 1996 the Company employed a total of six sales representatives. An additional two sales representatives and a Sales Director were hired during the first quarter of 1997. In addition, the Company increased the administrative staff from two during 1994 and 1995 to a total of five by December 31, 1996. The Company also incurred an expense of $410,000 for the year ended December 31, 1996 as a result of extending the expiration date of 56,000 options due to expire near the end of 1996. Accounting Principles Board Opinion No. 25 require that extended options be treated as if they were a new grant. As a result of the headcount increases mentioned above and the expense for the option extensions, salary and benefit expense increased to $838,846 for the year ended December 31, 1996 from $303,105 and $196,825 for the years ended December 31, 1995 and 1994 respectively.

     While the Company had incurred costs to market and promote the PAPNET-Registered Trademark- Testing System in the years ended December 31, 1994 and 1995, the amount of expenditure increased significantly during 1996. Sales and marketing expense other than salaries and benefits was $250,389 for the year ended December 31, 1996 an increase from $74,329 and $26,433 for the years ended December 31, 1995 and 1994, respectively. In addition to the direct expenses of the sales representatives in developing their respective sales territories, the Company incurred additional expenses for advertising, promotional materials and sales literature. The Company incurred expense of $80,000 for professional services in its efforts to expand the reimbursement of the cost of the PAPNET-Registered Trademark- test by healthcare providers for the year ended December 31, 1996.

     General and administrative expenses increased to $240,562 for the year ended December 31, 1996 compared to $89,299 and $104,103 for the years ended December 31, 1995 and 1994, respectively. The Company incurred one time costs for registering with the American Stock Exchange and state securities fees associated with increasing the number of authorized shares of the Company of approximately $74,000 for the year ended December 31, 1996. In addition, general and administrative expense increased due to the increase in headcount as well as the cost of additional office space beginning in the fourth quarter of 1996.

     During 1995, the Company began discussions with the Predecessor Companies that resulted in the Merger that was effective December 16, 1996. For the year ended December 31, 1996, the Company incurred one time merger expenses of $364,852 compared to $106,415 in the year ended December 31, 1995.

     While the Company's primary focus has been, and will continue to be, exploiting its rights under the NSI license, the Company will also consider the acquisition of compatible business technologies in the future. Consistent with that plan, the Company incurred costs of $85,476 for the year ended December 31, 1996 in the negotiation and evaluation of additional opportunities in medical technology. The Company entered into a non-binding preliminary letter of intent for an investment of approximately $4,000,000 in common stock of HUBLink, Inc., a healthcare software development and marketing company. The Company has not concluded this transaction, but continues to negotiate with HUBLink. On March 3, 1997, the Company announced that it had entered an agreement with CeramPhysics, Inc. of Westerville, Ohio ("Ceram"), pursuant to which the Company has the right to acquire control of a newly-organized corporation holding a world-wide license to Ceram's patented oxygen generation technology, which is exclusive as to all applications except oxygen sensors and fuel cells.

     On December 5, 1995 the Company and the Predecessor Companies entered into a Settlement Agreement with NSI (the "Settlement Agreement"). The purpose of the Settlement Agreement was to resolve and clarify certain issues relating to the license agreements which NSI had with its regional licensees, and issues relating to warrants to purchase shares of NSI common stock which were held by the Company and certain of the Predecessor Companies. As a result of exercising NSI warrants, settling claims with NSI and buying and selling NSI stock from NSI's initial public offering, the Company recorded other income of $1,715,399 in the year ended December 31, 1995. The Company has reported a gain on the sale of securities available-for-sale of $664,057 in the year ended December 31,1996 which has been recorded as other income.

     The equity in income or loss in partnerships is the Company's percentage of income or loss in Carolina Cytology Licensing Company and Carolina Cytology Warrant Partnership. Both entities were Predecessor Companies and were merged into the Company on the effective date of the Merger.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily by the issuance of equity securities and by the sale of NSI stock. The Company's combined cash and cash equivalents totaled $142,074 at December 31, 1996 a decrease of $669,285 from December 31, 1996. The decrease is primarily the result of funding the pre-tax loss, excluding the $410,000 charge for the extension of options, for the year ended December 31, 1996 of $603,835. While the Company continues to generate negative operating cash flow on a monthly basis, the Company does own 697,246 shares of NSI which had a value of $9,238,503 at December 31, 1996. These shares are unrestricted.

     While the Company anticipates that its cash requirements will be substantial for the foreseeable future, it believes its existing investments will be adequate to meet those requirements. In particular, the Company has accounts payable and accrued expense at December 31, 1996 of approximately $350,000, the Company continues to generate negative cash flow on a monthly basis and the costs associated with the sales and marketing efforts to healthcare providers, doctors, laboratories and direct to the consumer will be substantial during 1997 and potentially 1998. The sales and marketing expenses include, but are not limited to, the cost of expanding the sales force, direct advertising to consumers, advertising and promotion expense associated with the implementation of the BCBSO contract and professional fees associated with marketing to healthcare providers. The professional fees associated with marketing to healthcare providers is necessary as the current sales force is responsible for marketing primarily to doctors and laboratories. While management believes that the above strategies will increase Slide volume, there can be no guarantee as to the timing and the amount of increase, if any.

     In addition to exploiting its rights under the license agreement with NSI, the corporate mission of the Company is to become a well diversified health care technology company founded upon proprietary products that offer a distinct market advantage. The Company's intention is to follow the example of the initial investment, the PAPNET-Registered Trademark- technology, in pursuing other opportunities in healthcare technology. Specifically, making early investments and applying the management and marketing resources of the Company to develop and implement strategies which will substantially increase the value of the investment over a period of two to four years. As opportunities become available, the Company will require substantial funds in making the initial investment and/or commercializing the healthcare product. The Company has currently committed to the following in conjunction with the recent agreement with CeramPhysics. Pursuant to the agreement, the Company will work with and loan up to $200,000 to Ceram to complete the fabrication and testing of a ceramic element incorporating the licensed technology, which will be capable of generating oxygen of a purity and in quantities suitable for medical use. It is the Company's intention to incorporate the element into an oxygen generation device which the Company will manufacture and market for the home health care market. If the device is acceptable to the Company, it has the right to acquire 95% of the Capital Stock of the licensee company for an additional $200,000 investment, with the remaining 5% to be held by Ceram. In addition, substantial funds would be necessary to commercialize the oxygen device beginning in late 1997 and during 1998.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this Item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement (the "Proxy Statement") relating to the Company's 1997 Annual Meeting of Shareholders to be held on May 15, 1997, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is included under the captions "INFORMATION CONCERNING THE BOARD OF DIRECTORS" and "EXECUTIVE COMPENSATION" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is included under the captions "OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS" and "OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is included under the captions "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          (1) The following financial statements are included in this report under Item 8:

          Balance Sheets as of December 31, 1996 and 1995.

          Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

          Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994.

          Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

          Notes to the Financial Statements.


          (2) The following financial statement schedule is included in this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements contained in the Annual Report.

          None.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.


     (3)  Exhibits:

EXHIBIT                          EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------

 3(a)          Amended and Restated Articles of Incorporation of the Registrant.
               (Previously filed as Part of Appendix A to the Registration Statement on Form S- 4, Registration No. 333-8199, and incorporated herein by reference.)

 3(b) Amended and Restated Regulations of the Registrant. (Previously filed as Part of Appendix A to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

 3(c) Form of Specimen Stock Certificate. (Previously filed as Exhibit 3(e) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

 4(a) Articles FOURTH, SIXTH, SEVENTH, EIGHTH, TENTH, and ELEVENTH, of the Registrant's Amended and Restated Articles of Incorporation and Articles I, V and VII of the Registrant's Amended and Restated Regulations. (Previously filed as Part of Appendix A to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

 10(a) Settlement Agreement among Neuromedical Systems, Inc. and the Registrant, Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., Cytology West, Inc., Carolina Cytology Licensing Company, Papnet Utah, Inc., Carolina Cytology Warrant

               Partnership, and GRK Partners, dated as of December 5, 1995. (Previously filed as Exhibit 10(a) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

 10(b) Voting Agreement among the Registrant, Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc., and Carolina Cytology, Inc., and certain shareholders of these entities dated July 5, 1996. (Previously filed as Exhibit 10(c) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

   10(c) Loan Agreement among the Registrant, Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc., and Carolina Cytology, Inc., dated July 5, 1996, and the Side letter thereof, dated July 18, 1996. (Previously filed as Exhibit 10(d) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

   10(d) Loan Agreement between the Registrant and Cytology West, Inc. and Papnet Utah, Inc., dated March 14, 1996. (Previously filed as Exhibit 10(e) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

   10(e) Promissory Note and Security Agreement among Cytology West, Inc. and the Registrant dated April 5, 1996 and April 4, 1996, respectively. (Previously filed as Exhibit 10(f) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

   10(f) Guaranty executed by Carl Genberg, guaranteeing all obligation of Cytology West, Inc., dated April 4, 1996. (Previously filed as
               Exhibit 10(g) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

   10(g) Security Agreement granting a security interest in Neuromedical Systems, Inc. stock to the Registrant, executed by Carl Genberg on April 4, 1996. (Previously filed as Exhibit 10(h) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

   10(h) Amended and Restated 1995 Stock Option Plan of the Registrant. (Previously filed as Exhibit 10(i) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

   10(i) Registrant Office Lease. (Previously filed as Exhibit 10(j) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

   10(j)  *    Investment Agreement among the Registrant, CeramPhysics, Inc. and
               Ceram Oxygen Technologies, Inc., dated February 28, 1997.

   10(k)  *    Revolving Loan-Grid Note,  between the Registrant as the lender and Ceram Oxygen Technologies, Inc. as maker, dated February 28,
               1997.

   10(l)  *    Marketing Support Agreement among Neuromedical Systems, Inc., the
               Registrant, and Blue Cross and Blue Shield Mutual of Ohio, dated
               January 30, 1997.**

    24    *    Powers of Attorney.

    27    *    Financial Data Schedule.

----------------------
    *     Filed with this Registration Statement.
   ** Registrant has requested that portions of this Exhibit be given confidential treatment.

     (B)  REPORTS ON FORM 8-K

          None.

     (C)  EXHIBITS

          The exhibits to this report appear after the financial statements.

     (D)  FINANCIAL STATEMENT SCHEDULES

          None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NetMed, Inc.


Date:  March 21,1997               By:  /s/ David J. Richards
                                       ----------------------------
                                            David J. Richards, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of March, 1997.


     SIGNATURE                TITLE

     /s/ David J. Richards          President, Secretary and Director
---------------------------------
         David J. Richards


        *John P. Kennedy            Vice President-Business Development,
---------------------------------   Assistant Secretary, Treasurer, and Director
         John P. Kennedy


       *Kenneth B. Leachman         Vice President - Finance
---------------------------------   (Principal Accounting Officer)
        Kenneth B. Leachman


         *S. Trevor Ferger          Director
---------------------------------
         S. Trevor Ferger


         *Cecil J. Petitti          Director
---------------------------------
         Cecil J. Petitti


         *James F. Zid              Director
---------------------------------
          James F. Zid


          *Michael S. Blue          Director
---------------------------------
          Michael S. Blue


          *Robert J. Massey         Director
---------------------------------
           Robert J. Massey

*By:    /s/ David J. Richards
     ---------------------------------------
       David J. Richards, Attorney in fact

                              Annual Report on Form 10-K

                      Item 8, Item 14(a)(1) and (2), (c) and (d)

                     Financial Statements and Supplementary Data
            List of Financial Statements and Financial Statement Schedules

                                   Certain Exhibits

                            Financial Statement Schedules

                             Year ended December 31, 1996

                                     NetMed, Inc.

                                     Dublin, Ohio

                                     NetMed, Inc.

                              Audited Financial Statements


                      Years ended December 31, 1996, 1995 and 1994



                                       CONTENTS


Report of Independent Auditors...............................................23

Audited Financial Statements

Balance Sheets...............................................................24
Statements of Operations.....................................................25
Statements of Stockholders' Equity...........................................26
Statements of Cash Flows.....................................................27
Notes to Financial Statements................................................28

                            Report of Independent Auditors



The Board of Directors and Stockholders
NetMed, Inc.


We have audited the accompanying balance sheets of NetMed, Inc. (the Company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Columbus, Ohio
March 14, 1997

                                     NetMed, Inc.

                                    Balance Sheets


                                                      DECEMBER 31
                                                1996              1995
                                            ------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                  $  142,074         $  811,359
 Accounts receivable                           175,512             75,993
 Note receivable from stockholder (NOTE 6)          --             50,000
 Prepaid assets                                 28,394              1,021
                                            ------------------------------
Total current assets                           345,980            938,373

Notes receivable - NSI                          21,443             51,080
Investment in NSI--available for sale        9,238,503          7,696,296
Investment in partnerships                          --            172,679
Furniture and equipment (net of accumulated
 depreciation of $32,399 -- 1996 and
 $24,623 -- 1995)                               28,034             17,316
Deferred taxes                                 744,162            348,670
Deposits and other assets                        1,468              1,330
                                            ------------------------------
Total assets                               $10,379,590       $  9,225,744
                                            ------------------------------
                                            ------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                            $  97,625          $  49,931
 Accrued expenses                              223,536             81,630
 Loan payable                                   96,909                 --
 Other liabilities                              29,844             42,831
                                            ------------------------------
Total current liabilities                      447,914            174,392

Deferred taxes                               2,896,609          2,797,673

Stockholders' equity:
 Common stock, no par value, 20,000,000
  shares authorized, 10,940,524 and
  6,072,936 issued and outstanding
  at December 31, 1996 and 1995              3,881,605          2,562,542
 Unrealized gains on available-for-sale
  securities net of deferred taxes of
  $2,636,509 in 1996 and $2,517,718
  in 1995                                    3,954,764          3,899,617
 Retained deficit                             (801,302)          (208,480)
                                            ------------------------------
Total stockholders' equity                   7,035,067          6,253,679
                                            ------------------------------
Total liabilities and stockholders'
  equity                                   $10,379,590       $  9,225,744
                                            ------------------------------
                                            ------------------------------

SEE ACCOMPANYING NOTES.

                                    NetMed, Inc.

                               Statements of Operations


                                             YEAR ENDED DECEMBER 31

                                         1996         1995         1994
                                    ------------------------------------------

Royalty revenue                     $  102,813     $  48,000     $  24,765

Operating expenses:
 Salaries and benefits                 838,846       303,105       196,825
 Sales and marketing                   250,389        74,329        26,433
 General and administrative            240,562        89,299       104,103
 Business development                   85,476            --            --
 Merger (NOTE 1)                       364,852       106,415            --
                                    ------------------------------------------
Total operating expense              1,780,125       573,149       327,361
                                    ------------------------------------------

Operating loss                      (1,677,312)     (525,149)     (302,596)

Other income (expense):
 Interest income                        13,743        16,606        19,059
 Interest expense                         (872)         (264)           --
 Gain on sale of availabl-for-sale
  securities                           664,057            --            --
 Equity income in partnerships         (13,451)       49,638            --
 NSI settlement and common stock
  transactions (NOTE 3)                     --     1,715,399            --
                                    ------------------------------------------
Total other income                     663,477     1,781,379        19,059
                                    ------------------------------------------
(Loss) income before income taxes   (1,013,835)    1,256,230      (283,537)

Income tax benefit                    (421,013)      (68,715)           --
                                    ------------------------------------------
Net (loss) income                  $  (592,822)   $1,324,945     $(283,537)
                                    ------------------------------------------
                                    ------------------------------------------

Net (loss) income per share              $(.09)         $.21         $(.05)
                                    ------------------------------------------
                                    ------------------------------------------

Shares used in computation           6,263,924     6,349,594     5,860,336
                                    ------------------------------------------
                                    ------------------------------------------

SEE ACCOMPANYING NOTES.

                                     NetMed, Inc.

                          Statements of Stockholders' Equity


                                                      ADJUSTMENTS
                                                     TO UNREALIZED     RETAINED
                                          COMMON        GAINS           EARNINGS
                                           STOCK       (LOSSES)        (DEFICIT)    TOTAL
                                         ----------------------------------------
Balance, January 1, 1994                 $2,173,716  $        --      $(1,249,888) $ 923,828
 Stock issued and warrants exercised         98,309           --              --     98,309
 Net loss                                        --           --         (283,537)  (283,537)
                                         ----------------------------------------------------
Balance, December 31, 1994                2,272,025           --       (1,533,425)   738,600
 Stock issued and warrants exercised        290,517           --               --    290,517
 Adjustment to unrealized gains net
  of tax                                         --    3,899,617               --   3,899,617
 Net income                                      --           --        1,324,945   1,324,945
                                         ----------------------------------------------------
Balance, December 31, 1995                2,562,542    3,899,617         (208,480)  6,253,679
 Stock options exercised                      3,600           --               --       3,600
 Adjustment to unrealized gains
  net of tax                                     --   (1,710,691)              --  (1,710,691)
 Net assets acquired via the merger
  (Note 1)                                  905,463    1,765,838               --   2,671,301
  Deferred compensation stock options       410,000           --               --     410,000
 Net loss                                        --           --         (592,822)   (592,822)
                                         ----------------------------------------------------
Balance, December 31, 1996               $3,881,605  $ 3,954,764      $  (801,302) $ 7,035,067
                                         ----------------------------------------------------
                                         ----------------------------------------------------

SEE ACCOMPANYING NOTES.
                                                                            26

                                    NetMed, Inc.

                               Statements of Cash Flows

                                                 YEAR ENDED DECEMBER 31
                                              1996         1995        1994
                                          -------------------------------------
OPERATING ACTIVITIES
Net (loss) income                         $  (592,822)  $  1,324,945  $(283,537)
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 for) operating activities:
  Depreciation and amortization                 7,776          7,496      8,152
  Recognition of deferred tax assets         (421,013)       (68,715)        --
  Gain on settlement and exercise of
   warrants with NSI                               --     (1,402,002)        --
  Gain on available-for-sale securities      (664,057)            --         --
  Compensation on extended stock options      410,000             --         --
  Equity (income) loss in partnership          13,451        (49,638)        --
  Changes in operating assets and
   liabilities:
    Accounts receivable                       (55,727)       (42,548)   (24,765)
    Note receivable from stockholder           50,000             --    (50,000)
    Prepaid assets                            (27,373)            --         --
    Accounts payable                           47,694         49,931    (23,905)
    Accrued expenses and other
     liabilities                              101,398         94,127     15,574
                                          -------------------------------------
Net cash used in operating activities      (1,130,673)       (86,404)  (358,481)

INVESTING ACTIVITIES
Sale of NSI stock                             750,057             --         --
Net cash advances to Predecessor
 Companies in contemplation of Merger        (400,183)            --         --
Notes receivable - NSI                         29,637         74,961     70,717
Purchase of furniture and equipment           (18,494)        (4,260)    (7,200)
Other assets                                     (138)         1,000       (172)
                                          -------------------------------------
Net cash provided by investing activities     360,879         71,701     63,345

FINANCING ACTIVITIES
Proceeds from stock subscription
 receivable                                        --             --    290,975
Proceeds from margin account                   96,909             --         --
Issuance of common stock and warrants
 exercised                                      3,600        290,517     98,309
                                          -------------------------------------
Net cash provided by financing activities     100,509        290,517    389,284
                                          -------------------------------------

Net (decrease) increase in cash              (669,285)       275,814     94,148

Cash and cash equivalents at beginning
 of period                                    811,359        535,545    441,397
                                          -------------------------------------

Cash and cash equivalents at end of
 period                                   $   142,074   $    811,359  $  535,545
                                          -------------------------------------
                                          -------------------------------------
SEE ACCOMPANYING NOTES.
                                                                            27

                                     NetMed, Inc.

                            Notes to Financial Statements

                                  December 31, 1996

1.  ORGANIZATION AND BASIS OF PRESENTATION

On December 5, 1996, the Company's shareholders approved an Agreement and Plan of Merger (the Merger Agreement') whereby Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc. (CCWP), and Carolina Cytology, Inc. (the Predecessor Companies') were merged with and into the Company (the Merger ). The Merger was effective on December 16, 1996 and the Company issued, in the aggregate, 4,849,988 shares of its common stock, without par value, in exchange for the issued and outstanding shares of the Predecessor Companies. Under terms of the Merger Agreement, the Company changed its name from Papnet of Ohio, Inc. to NetMed, Inc

Prior to the Merger, Papnet of Ohio, Inc. and each of the Predecessor Companies (except for CCWP) held long-term territorial license agreements ("License Agreement") issued by Neuromedical Systems, Inc. (NSI). The License Agreements provide the right to sell the "PAPNET-Registered Trademark- System" and the "PAPNET-Registered Trademark- Service", as described below, in Ohio, Kentucky, Missouri, Georgia, North Carolina and the Standard Metropolitan Area of Chicago. As a result of the Merger, and in accordance with an agreement with NSI, the individual License Agreements held by Papnet of Ohio, Inc. and the Predecessor Companies will be exchanged for a single License Agreement that encompasses the same territories covered by the individual License Agreements.

NSI, founded in 1988, is a healthcare technology company focused on diagnostic screening applications to aid in the early detection of certain cancers. NSI's first and to date only product, the PAPNET-Registered Trademark- System, was approved for commercial use in the United States by the Food and Drug Administration (the "FDA") on November 8, 1995. The PAPNET-Registered Trademark-Service permits laboratories to submit Pap smear slides to one of NSI's central facilities for processing by the PAPNET System. NSI s objective is to establish the use of its PAPNET-Registered Trademark- System as the new standard of care in cervical cancer screening.

The Merger of the Company and the Predecessor Companies occurred in connection with the initial registration of the Company's common stock with the Securities and Exchange Commission (SEC) which resulted in the public trading of the Company's common stock. The Merger was accounted for at historical cost based on the guidance in SEC Staff Accounting Bulletins 48 and 97. The results of operations of the Predecessor Companies have been combined with those of the Company on a prospective basis commencing at the date of Merger. The following displays summarized pro forma results of operations assuming the Merger transaction occurred on January 1, 1995:

                                     NetMed, Inc.

 1.  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)


                                           PRO FORMA
                                     YEAR ENDED DECEMBER 31
                                      1996          1995
                                   --------------------------
Royalty revenue                    $   222,002    $  84,000
Operating loss                      (2,153,257)     (641,788)
Net (loss) income                   (1,032,865)    2,484,546
Net (loss) income per share               (.10)          .23

The Company received the following assets and assumed the following liabilities at the Merger date:

Cash                        $   41,000
Accounts receivable             44,000
NSI common stock             4,457,000
                            ----------
                            ----------
Totals assets               $4,542,000

Payable to Net Med, Inc.    $  441,000
Accrued liabilities             27,000
Deferred taxes               1,256,000
Minority interest              146,000
                            ----------
                             1,870,000
                            ----------
Net equity at Merger        $2,672,000
                            ----------
                            ----------

The payable to the Company was offset against a related receivable from the Predecessor Companies recorded on the books of the Company at the date of Merger. In addition, the minority interest represented Net Med's interest in two partnerships controlled by certain predecessor companies (see Note 2).

                                     NetMed, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

CASH EQUIVALENTS

The Company considers all short-term deposits and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVESTMENT IN PARTNERSHIPS

Prior to the Merger described in Note 1, the Company owned a minority interest in two partnerships which were accounted for by the equity method. The majority owners of these partnerships were parties to the Merger Agreement, so the partnerships were merged into the Company at the effective date of the Merger.

FURNITURE AND EQUIPMENT

Furniture and equipment consists of office furniture and computer equipment recorded at cost which is being depreciated on an accelerated method over estimated useful lives ranging from five to seven years.

                                     NetMed, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LICENSE AGREEMENT

The License Agreement expires in 2025, but provides for a 20 year renewal option. Amounts paid by the Company to NSI in exchange for the License Agreement have been expensed in the years paid. This accounting reflects the uncertainty as to the recoverability of amounts paid for the License Agreement, which was contingent on FDA approval of the PAPNET-Registered Trademark- System and the ability of NSI and the Company to develop a profitable market for the technology.

ROYALTY REVENUE

Pursuant to the License Agreement, the Company is entitled to receive a calculated royalty or a specified percentage of NSI's annual slide processing revenues less certain expenses, up to specific annual monetary limits for each licensee. Royalty revenue is recognized as earned based on the License Agreement.

INCOME TAXES

The Company accounts for income taxes using the liability method under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Deferred items are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse.

STOCK-BASED COMPENSATION

The Company accounts for stock compensation arrangements in accordance with APB Opinion No. 25, "Accounting for Stock issued to Employees." The pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation ("SFAS No. 123") is disclosed in "Note 4 - Stock Options and Warrants."

RECLASSIFICATION

Certain amounts presented for 1995 and 1994 have been reclassified to conform to the 1996 presentation.

                                     NetMed, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET (LOSS) INCOME PER SHARE

Net (loss) income per share amounts are based on the weighted average common and common equivalent shares outstanding during the respective periods (including 4,849,988 shares issued in connection with Merger on December 16, 1996). Common stock equivalents were antidilutive in 1996 and 1994; therefore, they were excluded from the calculation of net income per share.

3.  INVESTMENT IN NSI

The Company owns stock in NSI as a result of the exercise of warrants and settlement of certain claims with NSI. The investment is classified as available-for-sale and is carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. NSI trades publicly on the NASDAQ NMS under the symbol "NSIX." During 1996, the Company sold 43,000 shares of NSI stock which resulted in a gain of $664,057 which was reported as other income.

As of December 31, 1996, the Company owned 697,246 shares of NSI stock at a cost of $2,647,237. The NSI common stock has been recorded in the accompanying balance sheet based on its $13.25 closing price on December 31, 1996. On March 14, 1997, NSI common stock closed trading at $9.625 per share.

The exercise of the warrants in NSI was completed in 1995 utilizing a cashless exercise provision in the warrant agreement. This resulted in a gain of $652,250 which has been reported as other income. As a result of settling certain claims with NSI in December 1995, the Company received 53,939 shares of NSI stock resulting in a gain of $749,752 which is recorded in other income. In addition, the Company was allocated the right to purchase 65,000 shares of NSI stock at NSI's initial public offering. The Company purchased and sold the entire 65,000 shares for $1,292,363 during 1995 resulting in a realized gain of $313,397 which has been recorded as other income.

                                     NetMed, Inc.

4.  STOCK OPTIONS AND WARRANTS

The Company's 1995 Stock Option Plan (the "Stock Option Plan") provides for the granting of options that may either meet the requirements of Section 422 ("Incentive Options") of the Internal Revenue Code of 1986, as amended (the "Code") or not meet such requirements ("Nonqualified Options"). Key employees, officers, and directors of, and consultants and advisors who render services to, the Company are eligible to receive options under the Stock Option Plan. The number of shares available for grants under the Stock Option Plan was 300,000 at December 31, 1996 and 1995.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: risk-free interest rate of 6.0%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .62; and expected lives ranging from 2 to 5 years.

If the Company had elected to recognize compensation cost based on the fair value of options at the grant date as prescribed by SFAS No. 123, the following displays what reported net income (loss) and per share amounts would have been:

                            PRO FORMA YEARS ENDED
                                DECEMBER 31,
                               1996       1995
                            -----------------------
Net (loss) income           $(873,876)   $1,257,467
Net (loss) income per share     $(.14)         $.20

The pro forma financial effects of applying SFAS N0. 123 are not likely to be representative of the pro forma effects on reported results of operations for future years.

                                     NetMed, Inc.

4.  STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a summary of the stock option activity for a prior non-qualified plan (no additional options may be granted under this plan):

                                     NUMBER OF      WEIGHTED AVERAGE
                                      SHARES         EXERCISE PRICE
                                 ---------------------------------------
NON-QUALIFIED PLAN
Outstanding at December 31, 1993     397,600           $ 1.21

Issued                                32,000           $ 2.75
Expired                               24,000           $ 1.38
                                 ---------------

Outstanding at December 31, 1994     405,600           $ 1.32

Issued                                16,000           $11.00
Expired                               56,000           $ 1.38
                                 ---------------

Outstanding at December 31, 1995     365,600           $ 1.74

Issued                                56,000           $ 1.55
Exercised                             21,200           $ 1.53
Expired                               64,000           $ 1.53
                                 ---------------

Outstanding at December 31, 1996     336,400           $ 1.76
                                 ---------------
                                 ---------------

Exercisable at December 31, 1994     197,600           $1.22
Exercisable at December 31, 1995     349,600           $1.31
Exercisable at December 31, 1996     336,400           $1.76

                                     NetMed, Inc.

4.  STOCK OPTIONS AND WARRANTS (CONTINUED)

During 1996, the company extended the expiration date of 56,000 options due to expire near the end of the year. Accounting Principles Board Opinion No. 25 requires that extended options be treated as if they were a new grant. The exercise price set for these options was below the market price at the date of grant and resulted in $410,000 in compensation expense. These options had a weighted-average fair value and a weighted-average exercise price of $7.60 and $1.55, respectively. During 1995, the Company issued 16,000 options with an exercise price equal to the market price at the grant date. The weighted average fair value of these options was $6.39. Exercise prices for options outstanding at December 31, 1996 ranged from $1.09 to $11.00 and had a weighted-average remaining contractual life of 6.57 years.

As of December 31, 1996, there were outstanding 47,020 warrants for the President of the Company and 24,000 for a former consultant to purchase stock at exercise prices of $.875 per share and $1.25 per share, respectively.

                                     NUMBER OF      WEIGHTED AVERAGE
                                      SHARES         EXERCISE PRICE
                                 ---------------------------------------
Outstanding at December 31, 1993       339,040           $1.01

Exercised                              (84,000)          $1.25
                                 ---------------

Outstanding at December 31, 1994       255,040           $ .93

Exercised during 1995                 (184,020)          $ .90
                                 ---------------

Outstanding at December 31, 1995
    and December 31, 1996               71,020           $1.25
                                 ---------------
                                 ---------------

                                     NetMed, Inc.

5.  INCOME TAXES

Significant components of deferred tax assets and liabilities are as follows:

                                            1996          1995
                                     -------------------------------
Loss carryforwards                   $    580,162    $   348,670
Unrealized gains on investments        (2,636,509)    (2,517,718)
Gain on NSI warrants                     (260,100)      (260,100)
Income from Equity Investee                    --        (19,855)
Stock options issued                      164,000             --
                                     --------------  ---------------
Net deferred tax liability            $(2,152,447)   $(2,449,003)
                                     --------------  ---------------
                                     --------------  ---------------

At December 31, 1996, the Company had unused NOL carryforwards for tax purposes of approximately $329,000, $320,000, $211,000, and $251,000 which expire in 2007, 2008, 2009 and 2010, respectively.

At December 31, 1994, a full valuation allowance was recorded due to the lack of deferred tax liabilities, historical income and tax planning strategies. For 1995 and 1996, due to the existence of a significant deferred tax liability, a valuation allowance was not required.

                                           NetMed, Inc.

                        Notes to Financial Statements (continued)

5.  INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at the statutory rate to the recorded tax provision (benefit) is:

                                                     1996           1995         1994
                                                  ---------------------------------------
Tax provision (benefit) at statutory rate         $(344,704)     $  427,118     $(96,402)
Benefit of state loss carryforward                  (76,309)             --           --
Recognition of previously reserved tax
  assets                                                 --        (495,833)          --
Valuation allowance provided                             --              --       96,402
                                                  ---------------------------------------

Total tax provision (benefit)                     $(421,013)     $  (68,715)    $     --
                                                  ---------------------------------------
                                                  ---------------------------------------


6.  NOTE RECEIVABLE FROM STOCKHOLDER

On October 14, 1994, the Company loaned one of its officers and stockholders $50,000, at prime plus 1/2% interest. Under the loan agreement, effective with the Merger described in Note 1, the loan was deemed a bonus and converted into compensation during the year ended December 31,1996.

7.  LEASES

The Company leases facilities and equipment under operating leases. Commitments for these leases approximate $21,000 per year through August 14, 2001. Rent expense for the years ended December 31, 1996, 1995 and 1994 was $41,677, $19,537 and $15,526, respectively.

                                  NETMED, INC.

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996

                                  EXHIBIT INDEX

                                  EXHIBIT INDEX
  EXHIBIT                                                           EXHIBIT

EXHIBIT INDEX
  NUMBER
DESCRIPTION                                                         PAGE NUMBER
-------------                                                      -------------
      3(a)          Amended and Restated Articles
                    of Incorporation of the Registrant.
                    (Previously filed as part of Appendix A
                    to the Registration Statement on Form S-4,
                    Registration No. 333-8891, and
                    incorporated herein by reference.)


      3(b) Amended and Restated Regulations of Registrant. (Previously filed as part of Appendix A to the Registration Statement on Form S-4, Registration No. 333-8891, and incorporated herein by reference.)

      3(c) Form of Specimen Stock Certificate. (Previously filed as Exhibit 3(e) to the Registration Statement on Form S-4, Registration No. 333-8891, and incorporated herein by reference.)

      4(a)          Articles FOURTH, SIXTH,
                    SEVENTH, EIGHTH, TENTH, and ELEVENTH,
                    of the Registrant's Restated Articles of Incorporation and Articles I, V, and VII of the Registrant's Amended and Restated Regulations (Previously filed as part of Appendix A to the Registration Statement on Form S-4, Registration No. 333-8891, and incorporated herein by reference.)

    10(a)           Settlement Agreement among
                    Neuromedical Systems, Inc. and the
                    Registrant, Cytology Indiana, Inc., Indiana
                    Cytology Review Company, ER Group, Inc.,
                    Cytology West, Inc., Carolina Cytology
                    Licensing Company, Papnet Utah, Inc.,
                    Carolina Cytology Warrant Partnership and GRK Partners dated as of December 5, 1995. (Previously filed as Exhibit 10(a) to the Registration Statement on Form S-4, Registration No. 333-8891, and incorporated herein by reference.)

    10(b)           Voting Agreement among the
                    Registrant, Cytology Indiana, Inc.,
                    Indiana  Cytology Review Company, ER
                    Group, Inc., CCWP Partners, Inc., and
                    Carolina Cytology, Inc.,
                    and certain shareholders of these entities dated July 5, 1996. (Previously filed as
                    Exhibit 10(c) to the Registration
                    Statement on Form S-4, Registration No.
                    333-8891, and incorporated herein by
                    reference.)

   10(c)            Loan Agreement between the
                    Registrant, Cytology Indiana, Inc.,
                    Indiana Cytology Review Company, ER
                    Group, Inc.,  CCWP Partners, Inc., and
                    Carolina Cytology, Inc., dated July 5,
                    1996, and the Side Letter thereof, dated
                    July 16, 1996. (Previously filed as
                    Exhibit 10(d) to the Registration
                    Statement on Form S-4, Registration No.
                    333-8891, and incorporated herein by
                    reference.)

   10(d)            Loan Agreement between the
                    Registrant and  Cytology West, Inc. and
                    Papnet Utah, Inc. dated March 14, 1996.
                    (Previously filed as Exhibit 10(d) to
                    the Registration Statement on Form S-4,
                    Registration No. 333-8891, and
                    incorporated herein by reference.)

   10(e)            Promissory Note and Security
                    Agreement among Cytology West, Inc. and
                    the Registrant dated April 5, 1996 and
                    April 4, 1996 respectively. (Previously
                    filed as Exhibit 10(f) to the
                    Registration Statement on Form S-4,
                    Registration No. 333-8891, and
                    incorporated herein by reference.)

   10(f) Guaranty executed by Carl Genberg, guaranteeing all obligations of Cytology West, Inc., dated April 4, 1996. (Previously filed as Exhibit 10(g) to the Registration
                    Statement on Form S-4, Registration No.
                    333-8891, and incorporated herein by
                    reference.)

   10(g)            Security Agreement, granting a
                    security interest in Neuromedical
                    Systems, Inc. stock to the Registrant,
                    executed by Carl Genberg on April 4,
                    1996. (Previously filed as Exhibit 10(h) to the Registration Statement on Form S-4, Registration No. 333-8891, and incorporated herein by reference.)

   10(h)            Amended and Restated 1995 Stock
                    Option Plan of the Registrant.
                    (Previously filed as Exhibit 10(i) to
                    the Registration Statement on Form S-4,
                    Registration No. 333-8891, and
                    incorporated herein by reference.)

   10(i)            Registrant's Office Lease.  (Previously filed as
                    Exhibit 10(j) to the Registration Statement on Form S-4, Registration No. 333-8891, and incorporated herein by reference.)

   10(j)     *      Investment Agreement among the Registrant,
                    CeramPhysics, Inc. and Ceram Oxygen Technologies,
                    Inc., dated February 28, 1997.

   10(k)     *      Revolving Loan-Grid Note, between the Registrant as
                    lender and Ceram Oxygen Technologies, Inc., as maker, dated February 28, 1997.

   10(l)     *      Marketing Support Agreement, among Neuromedical
                    Systems, Inc., the Registrant, and Blue Cross and Blue
                    Shield Mutual of Ohio, dated January 30, 1997.**

    24       *      Powers of Attorney.

    27       *      Financial Data Schedule.

---------------

 * Filed with this Registration Statement.
** Registrant has requested that portions of this Exhibit be given confidential treatment.