Form 10-K405/A
period 1996-12-31
NETMED INC
filed 1997-04-03
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                FORM 10-K/A No. 1

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

          Report of Independent Auditors

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

    *     Previously filed with this report.

   ** Registrant has requested that portions of this Exhibit be given confidential treatment.


     (B)  REPORTS ON FORM 8-K

          None.

     (C)  EXHIBITS

          The exhibits to this report appear after the financial statements.

     (D)  FINANCIAL STATEMENT SCHEDULES

          None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NetMed, Inc.


Date:  April 2, 1997               By:  /s/ David J. Richards
                                       ----------------------------
                                            David J. Richards, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A No. 1 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of April, 1997.


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


                                                   /s/ Ernst & Young LLP.

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

                                  NETMED, INC.

              FORM 10-K/A No. 1 FOR THE YEAR ENDED DECEMBER 31, 1996

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

 * Previously filed with this report.

** Registrant has requested that portions of this Exhibit be given confidential treatment.