Form 10-Q
period 1997-03-31
NETMED INC
filed 1997-05-14
CIK 863739

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                    FORM 10-Q

      (Mark One)
      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31,1997

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

                                (614) 793-9356
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days. YES /X/ NO / /
                                             ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,947,114 common shares, without par value, on March 31, 1997.

FORM 10-Q

                                 NETMED, INC.

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements.

               Balance Sheets December 31, 1996                            1
                   and March 31, 1997

               Statements of Operations For the Three Months Ended
                      March 31, 1997 and 1996                              2

               Statements of Cash Flows For the Three Months Ended
                  March 31, 1997 and 1996                                  3

               Notes to Financial Statements -
                  March 31, 1997                                           4

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                        5

PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings.                                        N/A

      Item 2.  Changes in Securities.                                    N/A

      Item 3.  Defaults Upon Senior Securities.                          N/A

      Item 4.  Submission of Matters to a Vote of Security Holders.      N/A

      Item 5.  Other Information.                                        N/A

      Item 6.  Exhibits and Reports on Form 8-K.                          11

      Signatures                                                          12

PART I. FINANCIAL INFORMATION

FINANCIAL STATEMENTS

                                  NETMED, Inc.
                                 Balance Sheets

                                                      March 31,     December 31,
                                                        1997           1996
                                                    ---------------------------
                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                        $   135,575    $    142,074
   Accounts receivable                                  247,370         175,512
   Prepaid assets                                        29,400          28,394
                                                    ---------------------------
Total current assets                                    412,345         345,980

Notes receivable - NSI                                   21,443          21,443
Investment in NSI--available for sale                 6,522,453       9,238,503
Furniture and equipment (net of
    accumulated depreciation)                            27,565          28,034
Deferred taxes                                          829,162         744,162
Deposits and other assets                                 1,468           1,468
                                                    ---------------------------
Total assets                                        $ 7,814,436    $ 10,379,590
                                                    ---------------------------
                                                    ---------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $   168,177    $     97,625
   Accrued expenses                                     229,563         223,536
   Loan payable                                         149,815          96,909
   Other liabilities                                     30,000          29,844
                                                    ----------------------------
Total current liabilities                               577,555         447,914

Deferred taxes                                        1,846,189       2,896,609

Stockholders' equity:
   Common stock                                       3,959,097       3,881,605
   Unrealized gains on available-for-sale
     securities net of deferred taxes                 2,379,134       3,954,764
   Retained deficit                                    (947,539)       (801,302)
                                                    ----------------------------
Total stockholders' equity                            5,390,692       7,035,067
                                                    ----------------------------

Total liabilities and stockholders' equity          $ 7,814,436    $ 10,379,590
                                                    ---------------------------
                                                    ---------------------------

See accompanying notes.

                                  NETMED, INC.
                            Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                   -----------------------------
                                                         1997           1996
                                                   -----------------------------

Royalty revenue                                    $    125,353     $    13,553

Operating expenses:
Salaries and benefits                                   334,080          70,070
Sales and marketing                                     152,175          17,184
General and administrative                              134,501          25,859
Business development                                     43,661               0
Merger (Note 8)                                               0          36,613
                                                   -----------------------------
Total operating expense                                 664,417         149,726
                                                   -----------------------------

Operating loss                                         (539,064)       (136,173)

Other income (expense):
Interest income                                              38           6,010
Interest expense                                         (4,260)           --
Gain on available-for-sale securities                   312,049            --
Equity loss in partnerships                                --            (1,275)
                                                   -----------------------------
Total other income                                      307,827           4,735
                                                   -----------------------------
Loss before income taxes                               (231,237)       (131,438)

Income tax  benefit                                     (85,000)        (52,575)
                                                   -----------------------------
Net loss                                           $   (146,237)    $   (78,863)
                                                   -----------------------------
                                                   -----------------------------

Net loss per share                                       ($0.01)         ($0.01)
                                                   -----------------------------
                                                   -----------------------------

Shares used in computation                           10,945,508       6,072,936
                                                   ----------------------------
                                                   ----------------------------

See accompanying notes.

                                  NETMED, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           ---------------------
                                                              1997        1996
                                                           ---------------------
OPERATING ACTIVITIES
Net loss                                                  ($146,237)   ($78,863)
Adjustments to reconcile net loss to net
   cash provided by (used for) operating activities:
     Depreciation and amortization                            3,600       1,500
     Recognition of deferred tax assets                     (85,000)    (52,575)
     Gain on available-for-sale securities                 (312,049)       --
     Deferred compensation                                   77,488        --
     Equity loss in partnership                                --         1,275
     Changes in operating assets and liabilities:
        Accounts receivable                                 (71,858)    (53,544)
        Prepaid assets                                       (1,006)       --
        Accounts payable                                     70,552      59,034
        Accrued expenses and other liabilities                6,027     (46,662)
        Other liabilities                                       156     (41,974)
                                                           ---------------------
Net cash used in operating activities                      (458,327)   (211,809)
                                                           ---------------------
INVESTING ACTIVITIES
Sale of NSI stock                                           402,049        --
Purchase of furniture and equipment                          (3,127)       --
                                                           ---------------------
Net cash provided by investing activities                   398,922        --
                                                           ---------------------
FINANCING ACTIVITIES
Proceeds from margin account                                 52,906        --
                                                           ---------------------
Net cash provided by financing activities                    52,906        --
                                                           ---------------------

Net decrease in cash                                         (6,499)   (211,809)

Cash and cash equivalents at beginning of period            142,074     811,359
                                                           ---------------------
Cash and cash equivalents at end of period                $ 135,575   $ 599,550
                                                           ---------------------
                                                           ---------------------

See accompanying notes.

                                  NetMed, Inc.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-K/A No. 1 for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

NOTE B - MERGER

On December 5, 1996, the Company shareholders approved an Agreement and Plan of Merger with Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc., and Carolina Cytology, Inc. On December 16, 1996 the merger was declared effective and the Company changed its name to NetMed, Inc. NetMed, Inc. has the rights to market the PAPNET(R) System and PAPNET(R) Service in Ohio, Kentucky, Missouri, Georgia, North Carolina and the Consolidated Statistical Area of Chicago. Unaudited pro forma results of operations for the quarter ended March 31, 1996, assuming the merger had occurred as of January 1, 1996, are presented below. The pro forma amounts include adjustments that the Company believes are reasonable.

                                1996
                           ---------

Royalty revenue            $  24,069
Operating loss              (255,503)
Net loss                    (172,093)
Net loss per share              (.02)

NOTE C - NET LOSS PER SHARE

      The net loss per share has been calculated based on the weighted average number of common shares outstanding. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires adoption for periods ending after December 15, 1997. Until that time, the Company is required to continue calculating earnings per share (EPS) in accordance with Accounting Principles Board Opinion No. 15. The Company has calculated "Basic EPS" and "Diluted EPS" for the three-month period ended March 31, 1997 in accordance with SFAS 128 and the amounts would not differ from that disclosed in the accompanying statement of operations for net loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NETMED, INC.

OVERVIEW

NetMed, Inc., (the "Company"), is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The Company's revenues are currently derived principally from the marketing of the PAPNET-Registered Trademark-Testing System and Service, which are proprietary products of Neuromedical Systems, Inc., ("NSI"). The Company is also currently engaged in the development of an oxygen concentration device which it plans to manufacture and sell in the home healthcare market.

The PAPNET-Registered Trademark-Testing System is a semi-automated cancer detection system for the review of cell, tissue or body fluid specimens, including but not limited to, cervical cytology specimens. The PAPNET-Registered Trademark-Service permits laboratories to submit slides containing such specimens to one of NSI's central facilities for image processing employing NSI's patented neural network technology. NSI returns the slides and digital tape containing processed images for evaluation by NSI-trained cytotechnologists.

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

As a result of the Merger, NetMed has the marketing rights to the PAPNET-Registered Trademark- Testing System and Service in Ohio, Kentucky, Missouri, Georgia, North Carolina and the Consolidated Statistical Area of Chicago. The Company's marketing rights are exclusive within these territories, subject to the right of NSI to conduct marketing and sales activities therein. However, because the royalties paid to the Company by NSI are based on revenues recognized by NSI from activities (including any sales by NSI) in the licensed territories, NSI's sales activities therein benefit the Company.

This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item I of the Company's Form 10-KA/No. 1 as filed with the United States Securities and Exchange Commission, File No. 1-12529, in the section titled "Business Risks".

For accounting purposes, the historical financial statements of the Company are those of Papnet of Ohio, Inc. The results of operations for the merged entities are reported on a prospective basis commencing December 16, 1996. The following discussion therefore includes the operations of Papnet of Ohio, Inc. from January 1, 1996 through March 31, 1996, and the consolidated operations of all entities from January 1, 1997 through March 31, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

      The PAPNET-Registered Trademark-Testing System was approved by the FDA for commercial use in the United States on November 8, 1995. Prior to that time, it was permitted to be utilized in the United States on an investigational basis only, and NSI was permitted to derive revenue with respect thereto only to recover certain of its costs. Beginning January 1, 1996, the Company and NSI began the task of building a sales force and familiarizing doctors and laboratories with the benefits of the PAPNET(R) Testing System and Service. Beginning in September of 1996, the commercial launch of the product was initiated with a national advertising campaign.

      In February 1997, the Company entered into an agreement with Blue Cross Blue Shield Mutual of Ohio now known as Medical Mutual of Ohio (MMO) whereby MMO agreed to cover the cost of the PAPNET-Registered Trademark-test for all of its members. In addition, MMO has agreed to strongly recommend to its clinicians and laboratories that all negative Pap smears covered by its benefit plans are to be examined using PAPNET-Registered Trademark-testing. MMO is one of the largest healthcare finance and delivery systems in the

State of Ohio with approximately 1.5 million covered members. While management believes that this agreement will increase the number of Pap smears processed using the PAPNET-Registered Trademark-Testing System (the "Slides") during 1997, there can be no guarantee as to the increased quantity or timing of any increase.

      As a result of the FDA approval mentioned above, the commercial launch of the product in September 1996 and an increase in the number of sales representatives, the number of Slides processed in the Company's territories increased to 15,202 Slides for the three months ended March 31, 1997, from 6,853 Slides for the quarter ended December 31, 1996 and from 1,590 Slides for the three months ended March 31, 1996. On a proforma basis, 14,157 and 2,029 Slides were processed, for NetMed and the Predecessor Companies, for the quarters ended December 31, 1996 and March 31, 1996, respectively. Royalty revenue was $125,353 for the three months ended March 31, 1997, an increase from $13,553 for the three months ended March 31, 1996.

      The total number of employees of the Company increased to 15 during the three months ended March 31, 1997, an increase of 10 employees from the same period the previous year. The increase consisted of an additional six sales representatives and four administrative employees. As a result of granting options to certain employees and directors during the three months ended March 31, 1997, the Company incurred compensation expense of $77,488. This amount has been included in salaries and benefits. As a result of the increased number of employees, the expense for the grant of options, salary and benefits increased to $334,080 for the three months ended March 31, 1997 from $70,070 for the three months ended March 31, 1996.

      Sales and marketing expense other than salaries and benefits increased to $152,175 for the three months ended March 31, 1997 from $17,184 for the three months ended March 31, 1996. In addition to the direct expenses of the sales representatives in developing their respective sales territories, the Company incurred expenses for advertising, promotional materials and sales literature. The Company incurred a total of $47,500 for professional services in its efforts to expand the reimbursement of the cost of the PAPNET-Registered Trademark-test by healthcare providers and for employment agency fees for the additional sales representatives hired during the three months ended March 31, 1997.

General and administrative expenses increased to $134,501 for the three months ended March 31, 1997 compared to $25,859 for the three months ended March 31, 1996. The increase in general and administrative expense is primarily due to an increase in accounting, legal and stock exchange costs as well as the increase in headcount from two to six employees.

While the Company's primary focus has been, and will continue to be, exploiting its rights under the NSI license, the Company will also consider the acquisition of compatible healthcare related technologies in the future. Consistent with that plan, the Company incurred costs of $43,661 for the three months ended March 31, 1997 in the negotiation and evaluation of additional opportunities in medical technology. On March 3, 1997, the Company announced that it had entered an agreement with CeramPhysics, Inc. of Westerville, Ohio ("Ceram"), pursuant to which the Company has the right to acquire control of a newly-organized corporation holding a world-wide license to Ceram's patented oxygen generation technology, which is exclusive as to all applications except oxygen sensors and fuel cells. The Company in late 1996 entered into a non-binding preliminary letter of intent for an investment of approximately $4,000,000 in common stock of HUBLink, Inc., a healthcare software development and marketing company. While the Company has not concluded this transaction, it continues to negotiate with HUBLink.

During 1995, the Company began discussions with the Predecessor Companies that resulted in the Merger that was effective December 16, 1996. For the three months ended March 31, 1996, the Company incurred one time merger expenses of $36,613. No additional merger expenses are anticipated for 1997 related to this transaction.

The Company recognized a gain on available-for-sale securities of $312,049 for the three months ended March 31, 1997. There were no sales of securities during the three months ended March 31, 1996. The increase is due to the gain on the sale of 45,000 shares of NSI stock held by the Company at net prices ranging from $8.50 to $9.88 per share.

Interest income for the three months ended March 31, 1997 was $38 compared to $6,010 for the same period the prior year. The decrease was a result of lower available cash balances to invest, as cash balances have been utilized to fund the negative cash flow from operations

The Company has incurred loans payable of $149,815 as of March 31, 1997. The loans are the result of opening margin accounts utilizing the NSI stock for collateral. Interest expense as a result of these loans was $4,260 for the three months ended March 31, 1997.

The equity in income or loss in partnerships is the Company's percentage of income or loss in Carolina Cytology Licensing Company and Carolina Cytology Warrant Partnership. Both entities were Predecessor Companies and were merged into the Company on the effective date of the Merger.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily by the sale of NSI common stock owned by the Company. The Company's combined cash and cash equivalents totaled $135,575 at March 31, 1997, a decrease of $6,499 from December 31, 1996. The Company owns 652,245 unrestricted shares of NSI common stock which can be liquidated in an orderly fashion to fund future operations. NSI common stock closed trading at $10.00 per share on March 31, 1997 and at $8.125 on May 9, 1997.

      While the Company anticipates that its cash requirements will be substantial for the foreseeable future, it believes its existing investments will be adequate to meet those requirements. The cash requirements relate specifically to the accounts and loan payable and accrued expenses at March 31, 1997 of approximately $575,000, the continuing negative cash flow generated from operations on a monthly basis and the costs associated with the sales and marketing efforts to healthcare providers, doctors, laboratories and direct to the consumer during 1997 and potentially 1998. The sales and marketing expenses include, but are not limited to, the cost of expanding the sales force, direct advertising to consumers, advertising and promotion expense associated with the implementation of the MMO contract and professional fees associated with marketing to insurance and managed care companies. The professional fees associated with marketing to insurance and managed care companies are necessary as the current sales force is responsible for marketing primarily to doctors and laboratories. While management believes that the above strategies will increase Slide volume, there can be no guarantee as to the timing and the amount of increase, if any.

      In addition to exploiting its rights under the license agreement with NSI, the corporate mission of the Company is to become a well diversified health care technology company founded upon proprietary products that offer a distinct market advantage. The Company's intention is to follow the example of the initial investment, the PAPNET-Registered Trademark-technology, in pursuing other opportunities in healthcare technology. Specifically, making early investments and applying the management and marketing resources of the Company to develop and implement strategies which will substantially increase the value of the investment over a period of two to four years. As opportunities become available, the Company will require substantial funds in making the initial investment and/or commercializing the healthcare product. The Company has currently committed to the following in conjunction with the recent agreement with CeramPhysics. Pursuant to the agreement, the Company will work with and loan up to $200,000 to Ceram to complete the fabrication and testing of a ceramic element incorporating the licensed technology, which will be capable of generating oxygen of a purity and in quantities suitable for medical use. It is the Company's intention to incorporate the element into an oxygen generation device which the Company will manufacture and market for the home health care market. If the device is acceptable to the Company, it has the right to acquire 95% of the capital stock of the licensee for an additional $200,000 investment, with the remaining 5% to be held by Ceram. In addition, substantial funds would be necessary to commercialize the oxygen device beginning in late 1997 and during 1998.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements that involve risks and uncertainties, including, but not limited to, the Company's reliance on a single product marketed under license from NSI, the corresponding dependence on NSI's patents and proprietary technology, government regulation, continuing losses from operations and negative operating cash flow, limited marketing and sales history, the impact of third-party reimbursement decisions, and other risks detailed in the Company's most recent Annual Report on Form 10-K/A No. 1 and other Securities and Exchange Commission filings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

Exhibit                               Exhibit Description
-------                               -------------------

10(a) Investment Agreement among the Registrant, CeramPhysics, Inc. and Ceram Oxygen Technologies, Inc., dated February 28, 1997. (Previously filed as Exhibit 10(j) to the Registrant's Form 10K/A No.1 for the year ended December 31, 1996 and incorporated herein by reference.)

10(b)                   Revolving Loan-Grid Note, between the
                        Registrant as lender and Ceram Oxygen
                        Technologies, Inc., as maker, dated February
                        28, 1997. (Previously filed as Exhibit 10(k) to the Registrant's Form 10K/A No.1 for the year ended December 31, 1996 and incorporated herein by reference.)

10(c)                   Marketing Support Agreement, among
                        Neuromedical Systems, Inc., the
                        Registrant, and Blue Cross and Blue Shield
                        Mutual of Ohio, dated January 30, 1997.
                        (Previously filed as Exhibit 10(l) to the Registrant's Form 10K/A No.1 for the year ended December 31, 1996 and incorporated herein by reference.)**

27              Financial Data Schedule.

      (b) REPORTS ON FORM 8-K.

          The Company did not file any reports on Form 8-K during the period for which this report is filed.

                           PART II. OTHER INFORMATION

SIGNATURE

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the quarterly period ended March 31, 1997 to be signed on its behalf by the undersigned, thereto duly authorized.

                             NETMED, INC.


                             By:  /s/ David J. Richards
                                 -----------------------------------------------
                                 David J. Richards, President and Secretary*


                             By:  /s/ Kenneth B. Leachman
                                 -----------------------------------------------
                                 Kenneth B. Leachman, Vice President of Finance*

Dated:  May 14, 1997

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

                                 EXHIBIT INDEX

      EXHIBIT           EXHIBIT                                    EXHIBIT INDEX
      NUMBER            DESCRIPTION                                PAGE NUMBER
      ------            -----------                                -----------

      10(a) Investment Agreement among the Registrant, CeramPhysics, Inc. and Ceram Oxygen Technologies, Inc., dated February 28, 1997. (Previously filed as Exhibit 10(j) to the Registrant's Form 10K/A No.1 for the year ended December 31, 1996 and incorporated herein by reference.)

      10(b) Revolving Loan-Grid Note, between the Registrant as lender and Ceram Oxygen Technologies, Inc., as maker, dated February 28, 1997. (Previously filed as Exhibit 10(k) to the Registrant's Form 10K/A No.1 for the year ended December 31, 1996 and incorporated herein by reference.)

      10(c)             Marketing Support Agreement, among
                        Neuromedical Systems, Inc., the
                        Registrant, and Blue Cross and Blue Shield
                        Mutual of Ohio, dated January 30, 1997.
                        (Previously filed as Exhibit 10(l) to the Registrant's Form 10K/A No.1 for the year ended December 31, 1996 and incorporated herein by reference.)**

       27               Financial Data Schedule.

** Registrant has requested that portions of this Exhibit be given confidential treatment.