Form 10-Q
period 1997-06-30
NETMED INC
filed 1997-07-24
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30,1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from                 to                 .
                               ---------------    ----------------

                         Commission file number: 1-12529

                                  NETMED, INC.
             (Exact name of Registrant as specified in its charter)

         OHIO                                                   31-1282391
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
YES  X     NO
    ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,947,114 common shares, without par value, on June 30, 1997.

                                TABLE OF CONTENTS
                                -----------------

                                                                           PAGE NO.
                                                                           --------
PART I.       FINANCIAL INFORMATION

         Item 1. Financial Statements.

                 Balance Sheets December 31, 1996                             1
                        and June 30, 1997

                  Statements of Operations For the Three Months Ended
                        and the Six Months Ended June 30, 1997 and 1996       2

                  Statements of Cash Flows For the Six Months Ended
                        June 30, 1997 and 1996                                3

                  Notes to Financial Statements -
                        June 30, 1997                                         4

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                    5

PART II.      OTHER INFORMATION

         Item 1. Legal Proceedings.                                          N/A

         Item 2. Changes in Securities.                                      N/A

         Item 3. Defaults Upon Senior Securities.                            N/A

         Item 4. Submission of Matters to a Vote of Security Holders.        N/A

         Item 5. Other Information.                                          N/A

         Item 6. Exhibits and Reports on Form 8-K.                            9

         Signatures                                                          10

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                  NETMED, INC.
                                 Balance Sheets

                                                 June 30,       December 31,
                                                   1997             1996
                                               (Unaudited)
                                               -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                   $   213,948      $   142,074
   Accounts receivable                             319,526          175,512
   Investment in NSI--available for sale         3,165,138        9,238,503
   Prepaid assets                                   20,766           28,394
                                               ----------------------------
Total current assets                             3,719,378        9,584,483

Notes receivable - NSI                              21,443           21,443
Furniture and equipment (net of
    accumulated depreciation)                       27,620           28,034
Deferred taxes                                     628,703          744,162
Deposits and other assets                            6,467            1,468
                                               ----------------------------
Total assets                                   $ 4,403,611      $10,379,590
                                               ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                            $   120,365      $    97,625
   Accrued expenses                                294,847          223,536
   Loan payable                                    140,913           96,909
   Other liabilities                                40,000           29,844
                                               ----------------------------
Total current liabilities                          596,125          447,914

Deferred taxes                                     628,703        2,896,609

Stockholders' equity:
   Common stock                                  4,012,884        3,881,605
   Unrealized gains on available-for-sale
     securities net of deferred taxes              552,905        3,954,764
   Retained deficit                             (1,387,006)        (801,302)
                                               ----------------------------
Total stockholders' equity                       3,178,783        7,035,067
                                               ----------------------------

Total liabilities and stockholders' equity     $ 4,403,611      $10,379,590
                                               ============================

See accompanying notes.

                                  NETMED, INC.
                            Statements of Operations
                                   (Unaudited)

                                               Three Months Ended                Six Months Ended
                                                    June 30,                         June 30,
                                              1997            1996             1997            1996
                                          ---------------------------      ---------------------------
Royalty revenue                           $   214,255      $   13,546      $   339,608      $   27,099

Operating expenses:
Salaries and benefits                         428,477          76,663          762,557         146,733
Sales and marketing                           224,482          35,349          376,657          52,533
General and administrative                    216,594          31,882          351,095          57,741
Business development                           15,684            --             59,345            --
Merger (Note 8)                                  --            97,837            --            134,450
                                          ------------------------------------------------------------
Total operating expense                       885,237         241,731        1,549,654         391,457
                                          ------------------------------------------------------------

Operating loss                               (670,982)       (228,185)      (1,210,046)       (364,358)

Other income (expense):
Interest income                                 2,061           4,861            2,099          10,871
Interest expense                                 (624)           --             (4,884)           --
Gain on available-for-sale securities         433,007            --            745,056            --
Equity loss in partnerships                      --            (2,816)            --            (4,091)
                                          ------------------------------------------------------------
Total other income                            434,444           2,045          742,271           6,780
                                          ------------------------------------------------------------
Loss before income taxes                     (236,538)       (226,140)        (467,775)       (357,578)

Income tax expense (benefit)                  202,419         (69,426)         117,419        (122,001)
                                          ------------------------------------------------------------
Net loss                                  $  (438,957)     $ (156,714)     $  (585,194)     $ (235,577)
                                          ============================================================

Net loss per share                             ($0.04)         ($0.03)          ($0.05)         ($0.04)
                                          ============================================================

Shares used in computation                 10,947,114       6,072,936       10,946,316       6,072,936
                                          ============================================================

See accompanying notes.

                                  NETMED, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                         --------------------------
                                                             1997            1996
                                                         --------------------------
OPERATING ACTIVITIES
Net loss                                                 $  (585,194)     $(235,577)
Adjustments to reconcile net loss to net
   cash provided by (used for) operating activities:
     Depreciation and amortization                             7,200          3,000
     Change in deferred tax assets                           115,459       (122,001)
     Gain on available-for-sale securities                  (745,056)          --
     Deferred compensation                                   131,275           --
     Equity (income) loss in partnership                        --            4,091
     Changes in operating assets and liabilities:
        Accounts receivable                                 (144,014)       (95,638)
        Prepaid assets                                         7,628           --
        Deposits and other assets                             (4,999)
        Accounts payable                                      22,740        159,741
        Accrued expenses and other liabilities                71,311       (107,247)
        Due from related entities                               --         (227,206)
        Other liabilities                                     10,156           --
                                                         --------------------------
Net cash used in operating activities                     (1,113,494)      (620,837)
                                                         --------------------------

INVESTING ACTIVITIES
Sale of NSI stock                                          1,148,106           --
Notes receivable-NSI                                            --           29,637
Purchase of furniture and equipment                           (6,742)          --
                                                         --------------------------
Net cash provided by investing activities                  1,141,364         29,637
                                                         --------------------------

FINANCING ACTIVITIES
Proceeds from margin account                                  44,004           --
                                                         --------------------------
Net cash provided by financing activities                     44,004           --
                                                         --------------------------

Net increase (decrease) in cash                               71,874       (591,200)

Cash and cash equivalents at beginning of period             142,074        811,359
                                                         --------------------------
Cash and cash equivalents at end of period               $   213,948      $ 220,159
                                                         ==========================

See accompanying notes.

                                  NETMED, INC.

                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

NOTE B-MERGER

On December 5, 1996 the Company shareholders approved an Agreement and Plan of Merger with Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc., and Carolina Cytology, Inc. On December 16, 1996 the merger was declared effective and the Company changed its name to NetMed, Inc. NetMed, Inc. has the rights to market the PAPNET(R) System and PAPNET(R) Service in Ohio, Kentucky, Missouri, Georgia, North Carolina and the Consolidated Statistical Area of Chicago. Unaudited pro forma results of operations for the six months ended June 30, 1996, assuming the merger had occurred as of January 1, 1996, are presented below. The pro forma amounts include adjustments that the Company believes are reasonable.


                                                         1996
                                                       ---------
Royalty revenue                                        $  50,312
Operating loss                                          (643,247)
Net loss                                                (478,958)
Net loss per share                                          (.04)

NOTE C-NET LOSS PER SHARE

The net loss per share has been calculated based on the weighted average number of common shares outstanding. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires adoption for periods ending after December 15, 1997. Until that time, the Company is required to continue calculating earnings per share (EPS) in accordance with Accounting Principles Board Opinion No. 15. The Company has calculated "Basic EPS" and "Diluted EPS" for the three month and six month period ended June 30, 1997 in accordance with SFAS 128 and the amounts would not differ from that disclosed in the accompanying statement of operations for net loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         NetMed, Inc., formerly known as Papnet of Ohio, Inc., (the "Company"), is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The Company's revenues are currently derived principally from the marketing of the PAPNET(R) Testing System and Service, which are proprietary products of Neuromedical Systems, Inc., ("NSI"). The Company is also currently engaged in the development of an oxygen concentration device which it plans to manufacture and sell in the home healthcare market.

         The PAPNET(R) Testing System is a semi-automated cancer detection system for the review of cell, tissue or body fluid specimens, including but not limited to cervical cytology specimens. The PAPNET(R) Service permits laboratories to submit slides containing such specimens ("Slides") to one of NSI's central facilities for image processing employing NSI's patented neural network technology. NSI returns the Slides and digital tape or CD-ROM containing processed images for evaluation by NSI-trained cytotechnologists.

         The PAPNET(R) Testing System was approved by the FDA for commercial use in the United States on November 8, 1995. Prior to that time, it was permitted to be utilized in the United States on an investigational basis only, and NSI was permitted to derive revenue with respect thereto only to recover certain of its costs. Beginning January 1, 1996, the Company and NSI began the task of building a sales force and familiarizing doctors and laboratories with the benefits of the PAPNET(R) Testing System and service. Beginning in September of 1996, the commercial launch of the product was initiated with a national advertising campaign.

         On December 5, 1996, the Company's shareholders approved an Agreement and Plan of Merger (the "Merger Agreement") whereby Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc., and Carolina Cytology, Inc. (the "Predecessor Companies") were merged with and into Papnet of Ohio, Inc. (the "Merger"). The Merger was effective on December 16, 1996, and the Company issued 4,849,988 common shares, without par value, in exchange for the issued and outstanding shares of the Predecessor Companies. Pursuant to the Merger Agreement, the Company changed its name to NetMed, Inc., and its common shares began trading on the American Stock Exchange on December 18, 1996 under the symbol "NMD".

         As a result of the Merger, the Company has the marketing rights to the PAPNET(R) Testing System and Service in Ohio, Kentucky, Missouri, Georgia, North Carolina and the Consolidated Statistical Area of Chicago. The Company's marketing rights are exclusive within these territories, subject to the right of NSI to conduct marketing and sales activities therein. However, because the royalties paid to the Company by NSI are based on revenues recognized by NSI from activities (including any sales by NSI) in the licensed territories, NSI's sales activities therein benefit the Company.

         While the Company's primary focus has been, and will continue to be, exploiting its rights under the NSI license, the Company will also consider the acquisition of other healthcare related technologies in the future. On March 3, 1997, the Company announced that it had entered an agreement with CeramPhysics, Inc. of Westerville, Ohio ("Ceram"), pursuant to which the Company has the right to acquire control of a newly-organized corporation holding a world-wide license to Ceram's patented oxygen generation technology, which is exclusive as to all applications except oxygen sensors and fuel cells.

         This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item I of the Company's Form 10-K as filed with the United States Securities and Exchange Commission, File No. 1-12529, in the section titled "Business Risks".

         For accounting purposes, the financial statements of the Company for 1996 and prior years are those of Papnet of Ohio, Inc. The results of operations for the merged entities are reported on a prospective basis commencing

December 16, 1996. The following discussion therefore includes the operations of Papnet of Ohio, Inc. from January 1, 1996 through June 30, 1996, and the consolidated operations of all entities from January 1, 1997 through June 30, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         As a result of the FDA approval mentioned above, the commercial launch of the product in September 1996 and an increase in the number of sales representatives, the number of Slides processed in the Company's territories increased to 26,100 Slides for the three months ended June 30, 1997, from 15,202 Slides for the quarter ended March 31, 1997 and from 2,626 Slides for the three months ended June 30, 1996. On a proforma basis, 4,440 Slides were processed for NetMed and the Predecessor Companies for the quarter ended June 30, 1996. Royalty revenue was $214,255 for the three months ended June 30, 1997, an increase from $13,546 for the three months ended June 30, 1996.

         In February 1997, the Company entered into an agreement with Blue Cross Blue Shield Mutual of Ohio, now known as Medical Mutual of Ohio ("MMO"), whereby MMO agreed to cover the cost of the PAPNET(R) test for all members. In addition, MMO has agreed to strongly recommend to its clinicians and laboratories that all negative Pap smears covered by its benefit plans be examined using PAPNET(R) testing. MMO is one of the largest third party payers for health care in the State of Ohio, with approximately 1.5 million covered members. While management believes that this agreement will eventually increase the number of Slides processed during 1997, the Company is unable to quantify the impact of the agreement on Slide volume for the three months ended June 30, 1997, although it believes such impact was minimal.

         The number of employees of the Company increased to 15 during the three months ended June 30, 1997, an increase of 10 employees from the same period the previous year. The increase consisted of an additional six sales representatives and four administrative employees. As a result of granting options to certain employees and directors, the Company recognized compensation expense of $53,787 for the three months ended June 30, 1997. This amount has been included in salaries and benefits. As a result of the headcount increases mentioned above and the expense for the grant of options, salary and benefit expense increased to $428,477 for the three months ended June 30, 1997 from $76,663 for the three months ended June 30, 1996.

         Sales and marketing expense other than salaries and benefits increased to $224,482 for the three months ended June 30, 1997 from $35,349 for the three months ended June 30, 1996. In addition to the direct expenses of the sales representatives in developing their respective sales territories, the Company incurred expenses for advertising, promotional materials and sales literature of $142,503 for the quarter ended June 30,1997.

         General and administrative expenses increased to $216,594 for the three months ended June 30, 1997 compared to $31,882 for the three months ended June 30, 1996. The increase in general and administrative expense is primarily due to an increase in accounting and legal costs as well as the increase in headcount from two to six administrative employees.

         Business development expenses of $15,684 were incurred during the three months ended June 30, 1997 as the Company continued its development of an oxygen device, that if successfully developed, will be sold to the home healthcare market.

         During 1995, the Company began discussions with the Predecessor Companies that resulted in the Merger that was effective December 16, 1996. For the three months ended June 30, 1996, the Company incurred one time merger expenses of $97,837. No such expenses were incurred in the three months ended June 30, 1997, and no further expenses are anticipated for the remainder of 1997 related to this transaction.

         The Company recognized a gain on available-for-sale securities of $433,007 for the three months ended June 30, 1997, resulting from the sale of 80,000 shares of NSI common stock held by the Company at net prices ranging from $5.07 to $10.13 per share. There were no sales of securities during the three months ended June 30, 1996.

         Interest income for the three months ended June 30, 1997 was $2,061 compared to $4,861 for the same period the prior year. The decrease was a result of lower available cash balances to invest, as cash balances have been utilized to fund the negative cash flow from operations.

         The Company has incurred loans payable of $140,913 as of June 30, 1997. The loans are the result of opening margin accounts utilizing NSI common stock for collateral. Interest expense as a result of these loans was $624 for the three months ended June 30, 1997.

         The Company recognized income tax expense of $202,419 for the three months ended June 30, 1997, compared to an income tax benefit of $69,426 for the three months ended June 30, 1996. The expense for the second quarter of 1997 is the result of recording a valuation allowance against the deferred tax asset by $288,000. The deferred tax liability was reduced during the quarter as a result of the decline in market value of the NSI common stock. Since the deferred tax liability is subject to the fluctuations in market price of the NSI common stock, the Company may recognize additional expense or benefit in future periods.

         The equity in income or loss in partnerships reported for the second quarter of 1996 is the Company's percentage of income or loss in Carolina Cytology Licensing Company and Carolina Cytology Warrant Partnership. Both entities were Predecessor Companies and were merged into the Company on the effective date of the Merger, and consequently no similar item is reported for the same period in 1997.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         As a result of the FDA approval mentioned above, the commercial launch of the product in September 1996 and an increase in the number of sales representatives, the number of Slides processed in the Company's territories increased to 41,302 Slides for the six months ended June 30, 1997 from 4,216 Slides for the six months ended June 30, 1996. On a proforma basis, 6,469 Slides were processed for NetMed and the Predecessor Companies for the six months ended June 30, 1996. Royalty revenue was $339,608 for the six months ended June 30, 1997, an increase from $27,099 for the six months ended June 30, 1996.

         The number of employees of the Company increased to 15 during the six months ended June 30, 1997, an increase of 10 employees from the same period the previous year. The increase consisted of an additional six sales representatives and four administrative employees. As a result of granting options to certain employees and directors during the six months ended June 30, 1997, the Company incurred compensation expense of $131,275. This amount has been included in salaries and benefits. As a result of the headcount increases mentioned above and the expense for the grant of options, salary and benefit expense increased to $762,557 for the six months ended June 30, 1997 from $146,733 for the six months ended June 30, 1996.

         Sales and marketing expense other than salaries and benefits increased to $376,657 for the six months ended June 30, 1997 from $52,533 for the six months ended June 30, 1996. In addition to the direct expenses of the sales representatives in developing their respective sales territories, the Company incurred expenses for advertising, promotional materials and sales literature of $183,182. The Company incurred a total of $47,500 for professional services in its efforts to expand the reimbursement of the cost of the PAPNET(R) test by healthcare providers and for employment agency fees for the additional sales representatives hired during the six months ended June 30, 1997.

         General and administrative expenses increased to $351,095 for the six months ended June 30, 1997 compared to $57,741 for the six months ended June 30, 1996. The increase in general and administrative expense is primarily due to an increase in accounting, legal and stock exchange costs as well as the increase in headcount from two to six administrative employees.

         Consistent with the Company's plan to acquire compatible business technologies, the Company incurred costs of $59,345 for the six months ended June 30, 1997 in the negotiation and evaluation of additional opportunities in medical technology. On March 3, 1997, the Company announced that it had entered an agreement with CeramPhysics, Inc. of Westerville, Ohio ("Ceram"), pursuant to which the Company has the right to acquire control of a newly-organized corporation holding a world-wide license to Ceram's patented oxygen generation technology, which is exclusive as to all applications except oxygen sensors and fuel cells.

         During 1995, the Company began discussions with the Predecessor Companies that resulted in the Merger that was effective December 16, 1996. For the six months ended June 30, 1996, the Company incurred one time merger expenses of $134,450. No expenses related to this transaction were incurred in the six months ended June 30, 1997.

         The Company recognized a gain on available-for-sale securities of $745,056 for the six months ended June 30, 1997. There were no sales of securities during the three months ended June 30, 1996. The increase is due to the gain on the sale of 125,000 shares of NSI common stock held by the Company at net prices ranging from $5.07 to $10.13 per share.

         Interest income for the six months ended June 30, 1997 was $2,099 compared to $10,871 for the same period the prior year. The decrease was a result of lower available cash balances to invest, as cash balances have been utilized to fund the negative cash flow from operations.

         The Company has incurred loans payable of $140,913 as of June 30, 1997. The loans are the result of opening margin accounts utilizing NSI common stock for collateral. Interest expense as a result of these loans was $4,884 for the six months ended June 30, 1997.

          The Company recognized income tax expense of $117,419 for the six months ended June 30, 1997, compared to an income tax benefit of $122,001 for the six months ended June 30, 1996. The expense for the first half of 1997 is the result of recording a valuation allowance against the deferred tax asset by $288,000. The deferred tax liability was reduced during the period as a result of the decline in market value of the NSI common stock. Since the deferred tax liability is subject to the fluctuations in market price of the NSI common stock, the Company may recognize additional expense or benefit in future periods.

          The equity in income or loss in partnerships reported for the six months ended June 30, 1996 is the Company's percentage of income or loss in Carolina Cytology Licensing Company and Carolina Cytology Warrant Partnership. Both entities were Predecessor Companies and were merged into the Company on the effective date of the Merger, and consequently no similar item is reported for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily by the sale of NSI common stock owned by the Company. The Company's combined cash and cash equivalents totaled $213,948 at June 30, 1997, an increase of $71,874 from December 31, 1996. The Company owns 572,246 unrestricted shares of NSI common stock which can be liquidated in an orderly fashion to fund future operations. NSI common stock closed trading at $5.53 per share on June 30, 1997 and at $3.625 on July 23, 1997.

         While the Company anticipates that its cash requirements will be substantial for the immediate future, it believes its existing investments will be adequate to meet those requirements. The cash requirements relate specifically to the accounts and loan payable and accrued expenses at June 30, 1997 of approximately $600,000, the continuing negative cash flow generated from operations on a monthly basis and the costs associated with the sales and marketing efforts to healthcare providers, doctors, laboratories and direct to the consumer during 1997 and potentially 1998. The sales and marketing expenses include, but are not limited to, the cost of expanding the sales force, direct advertising to consumers, advertising and promotion expense associated with the implementation of the MMO contract and professional fees associated with marketing to healthcare providers. The professional fees associated with marketing to healthcare providers is necessary as the current sales force is responsible for marketing primarily to doctors and laboratories. While management believes that the above strategies will increase Slide volume, there can be no guarantee as to the timing and the amount of increase, if any.

         In addition to exploiting its rights under the license agreement with NSI, the corporate mission of the Company is to become a well diversified health care technology company founded upon proprietary products that offer a distinct market advantage. The Company's intention is to follow the example of the initial investment, the PAPNET(R) technology, in pursuing other opportunities in healthcare technology. Specifically, the Company intends to make early investments and applying the management and marketing resources of the Company to develop and implement strategies which will substantially increase the value of the investment over a period of two to four years. As opportunities become available, the Company will require substantial funds in making the initial investment and/or commercializing new healthcare products.

         In pursuit of that strategy, the Company has recently embarked upon the development of an oxygen generation/concentration device for use in home healthcare, based upon technology acquired from Ceram. Pursuant to the agreement, the Company will work with and loan up to $200,000 to Ceram to complete the fabrication and testing of a ceramic element incorporating the licensed technology, which will be capable of generating oxygen of a purity and in quantities suitable for medical use. It is the Company's intention to incorporate the element into an oxygen generation device which the Company will manufacture and market for the home health care market. If the device is acceptable to the Company, it has the right to acquire 95% of the capital stock of the licensee for an additional $200,000 investment, with the remaining 5% to be held by Ceram.

         Thereafter, the Company would complete the development of a commercial version of the device, proceed with obtaining appropriate regulatory approvals, and commence manufacturing, marketing and distribution of the product. Such activities are likely to require substantial expenditures in late 1997 and during 1998, and depending upon the ultimate methods of manufacture, marketing and distribution chosen by the Company, may require it to seek additional capital in 1998.

         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements that involve risks and uncertainties, including, but not limited to, the Company's reliance on a single product marketed under license from NSI, the corresponding dependence on NSI's patents and proprietary technology, government regulation, continuing losses from operations and negative operating cash flow, limited marketing and sales history, the impact of third-party reimbursement decisions, and other risks detailed in the Company's maost recent Annual Report on Form 10-K/A No. 1 and other Securities and Exchange Commission filings.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (A)  EXHIBITS

         Exhibit                                 Exhibit Description
         -------                                 -------------------
         10(a)                      Employment Agreement between the
                                    Registrant and David J. Richards, dated as of
                                    April 1, 1997.

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


                                        NETMED, INC.


                                        By: /s/ David J. Richards
                                            -----------------------------------
                                            David J. Richards, President*


                                        By: /s/ Kenneth B. Leachman
                                            -----------------------------------
                                            Kenneth B. Leachman, Vice President
                                            of Finance*

         Dated: July 24, 1997


         * In his capacity as President of the Registrant, Mr. Richards is duly authorized to sign this Report on behalf of the Registrant. In his capacity as Vice President of Finance, Mr. Leachman is the Registrant's principal financial officer.

                                  EXHIBIT INDEX

                 EXHIBIT                    EXHIBIT                            EXHIBIT INDEX
                 NUMBER                     DESCRIPTION                        PAGE NUMBER
                 ------                     -----------                        -----------
                  10(a)                     Employment Agreement
                                            between the Registrant and
                                            David J. Richards, dated as
                                            of April 1, 1997.

                   27                       Financial Data Schedule.