Form 10-Q
period 1997-09-30
NETMED INC
filed 1997-11-14
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30,1997

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

                     6189 MEMORIAL DRIVE, DUBLIN, OHIO 43017
          (Address of principal executive offices, including zip code)

                                 (614) 793-9356
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirement for the past 90 days.   YES  X   NO
                                              -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,947,114 common shares, without par value, on September 30, 1997.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                 PAGE NO.
                                                                                                 --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      Balance Sheets at September 30, 1997                                      1
                            and December 31, 1996

                      Statements of Operations For the Three Months Ended and
                           the Nine Months Ended September 30, 1997 and 1996                    2

                      Statements of Cash Flows For  the Nine Months Ended
                           September 30, 1997 and 1996                                          3

                      Notes to Financial Statements -
                           September 30, 1997                                                   4

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       6

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                             N/A

         Item 2.  Changes in Securities                                                         N/A

         Item 3.  Defaults Upon Senior Securities                                               N/A

         Item 4.  Submission of Matters to a Vote of Security Holders                           N/A

         Item 5.  Other Information                                                             N/A

         Item 6.  Exhibits and Reports on Form 8-K                                              12

         Signatures                                                                             12



                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                  NETMED, INC.
                                 Balance Sheets


                                             September 30,    December 31,
                                                 1997            1996
                                             (Unaudited)
                                             ----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                 $  2,184,458    $    142,074
   Accounts receivable                            540,585         175,512
   Investment in NSI--available for sale        2,932,807       9,238,503
   Prepaid assets                                   9,523          28,394
                                             ----------------------------
Total current assets                            5,667,373       9,584,483

Notes receivable - NSI                             21,443          21,443
Furniture and equipment (net of
    accumulated depreciation)                      30,887          28,034
Deferred taxes                                    535,771         744,162
Deposits and other assets                           4,443           1,468
                                             ----------------------------
Total assets                                 $  6,259,917    $ 10,379,590
                                             ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                          $    199,044    $     97,625
   Accrued expenses                               324,635         223,536
   Loan payable                                      --            96,909
   Other liabilities                               13,633          29,844
                                             ----------------------------
Total current liabilities                         537,312         447,914

Deferred taxes                                    535,771       2,896,609
Debentures payable                              3,000,000            --

Stockholders' equity:
   Common stock                                 4,940,767       3,881,605
   Unrealized gains on available-for-sale
     securities net of deferred taxes             413,506       3,954,764
   Retained deficit                            (3,167,439)       (801,302)
                                             ----------------------------
Total stockholders' equity                      2,186,834       7,035,067
                                             ----------------------------

Total liabilities and stockholders' equity   $  6,259,917    $ 10,379,590
                                             ============================

See accompanying notes.

                                  NETMED, INC.
                            Statements of Operations
                                   (Unaudited)



                                               Three Months Ended              Nine Months Ended
                                                 September 30,                   September 30,
                                              1997            1996            1997           1996
                                        ----------------------------    ----------------------------
Royalty  revenue                        $    279,000    $     16,618    $    618,608    $     43,717

Operating expenses:
Salaries and benefits                        461,031          94,148       1,223,588         240,881
Sales and marketing                          157,583          51,001         534,240         103,534
General and administrative                   109,684          24,523         460,779          82,264
Business development                         116,378            --           175,723            --
Merger (Note 8)                                 --           101,534            --           235,984
                                        ------------------------------------------------------------
Total operating expense                      844,676         271,206       2,394,330         662,663
                                        ------------------------------------------------------------

Operating loss                              (565,676)       (254,588)     (1,775,722)       (618,946)

Other income (expense):
Interest income                               13,196             903          15,295          11,774
Interest expense                             (29,076)           --           (33,960)           --
Gain on available-for-sale securities           --           125,812         745,056         125,812
Financing costs                           (1,106,452)           --        (1,106,452)           --
Equity loss in partnerships                     --            (4,263)           --            (8,354)
                                        ------------------------------------------------------------
Total other income (expense)              (1,122,332)        122,452        (380,061)        129,232
                                        ------------------------------------------------------------
Loss before income taxes                  (1,688,008)       (132,136)     (2,155,783)       (489,714)

Income tax expense (benefit)                  92,932         (47,000)        210,351        (169,001)
                                        ------------------------------------------------------------
Net loss                                $ (1,780,940)   $    (85,136)   $ (2,366,134)   $   (320,713)
                                        ============================================================

Net loss per share                      ($      0.16)   ($      0.01)   ($      0.22)   ($      0.05)
                                        ============================================================

Shares used in computation                10,947,114       6,426,861      10,946,585       6,438,418
                                        ============================================================

See accompanying notes.

                                  NETMED, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                      --------------------------
                                                           1997          1996
                                                      --------------------------

OPERATING ACTIVITIES
Net loss                                              $(2,366,134)   $  (320,712)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                         10,800          4,500
     Change in deferred tax assets                        208,391       (169,001)
     Gain on available-for-sale securities               (745,056)      (125,812)
     Deferred compensation                                209,062           --
     Equity (income) loss in partnership                     --            8,354
     Financing costs                                      850,096           --
     Changes in operating assets and liabilities:
        Accounts receivable                              (365,073)       (97,128)
        Prepaid assets                                     18,871           --
        Deposits and other assets                          (2,975)          (934)
        Accounts payable                                  101,419        127,537
        Accrued expenses and other liabilities            101,099        (63,719)
        Due from related entities                            --         (335,785)
        Other liabilities                                 (16,211)          --
                                                      --------------------------
Net cash used in operating activities                  (1,995,711)      (972,700)
                                                      --------------------------

INVESTING ACTIVITIES
Sale of NSI stock                                       1,148,656        141,812
Notes receivable-NSI                                         --           29,637
Purchase of furniture and equipment                       (13,652)       (11,470)
                                                      --------------------------
Net cash provided by investing activities               1,135,004        159,979
                                                      --------------------------

FINANCING ACTIVITIES
Issuance of common stock on
            options exercised                                --            3,600
Issuance of convertible debentures                      3,000,000           --
Borrowings (repayments) from
            margin account                                (96,909)        85,000
                                                      --------------------------
Net cash provided by financing activities               2,903,091         88,600
                                                      --------------------------

Net increase (decrease) in cash                         2,042,384       (724,121)

Cash and cash equivalents at beginning of period          142,074        811,359
                                                      --------------------------
Cash and cash equivalents at end of period            $ 2,184,458    $    87,238
                                                      ==========================


See accompanying notes.

                                  NETMED, INC.

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission ("SEC"), and in the Registration Statement on Form S-1, as amended, Registration No. 333-35663, filed with the SEC on October 1, 1997.

NOTE B-MERGER

On December 5, 1996 the Company shareholders approved an Agreement and Plan of Merger with Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc., and Carolina Cytology, Inc. On December 16, 1996 the merger was declared effective and the Company changed its name to NetMed, Inc. NetMed, Inc. has the rights to market the PAPNET(R) System and PAPNET(R) Service in Ohio, Kentucky, Missouri, Georgia, North Carolina and the Consolidated Statistical Area of Chicago. Unaudited pro forma results of operations for the nine months ended September 30, 1996, assuming the merger had occurred as of January 1, 1996, are presented below. The pro forma amounts include adjustments that the Company believes are reasonable.


1996
----

Royalty revenue                                     $    106,027
Net loss                                                (635,751)
Net loss per share                                          (.06)

NOTE C-NET LOSS PER SHARE

The net loss per share has been calculated based on the weighted average number of common shares outstanding. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires adoption for periods ending after December 15, 1997. Until that time, the Company is required to continue calculating earnings per share (EPS) in accordance with Accounting Principles Board Opinion No. 15. The Company has calculated "Basic EPS" and "Diluted EPS" for the three month and nine month period ended September 30, 1997 in accordance with SFAS 128 and the amounts would not differ from that disclosed in the accompanying statement of operations for net loss per share.

NOTE D-CONVERTIBLE DEBT ISSUANCE

On August 13, 1997, the Company issued $3,000,000 in principal amount of 6% Secured Convertible Subordinated Debentures (the "Debentures") to certain investors in a private placement. The Debentures are due August 13, 2000, bear interest at a rate of 6% per annum, and are redeemable by the Company. The Debentures and any interest accrued thereon may be converted into common stock of the Company at any time. However, no sales of conversion shares may be made prior to November 11, 1997, and during the period from November 11, 1997 through May 10, 1998 the maximum aggregate number of conversion shares which can be sold is 500,000. After May 10, 1998, 100% of the conversion shares may be sold. The Company can prohibit sales during the period from December 14, 1997 to February 1, 1998 (the "Blackout Period"). The Debentures are convertible into shares of the Company's common stock based on the "Conversion Price" at the time of conversion, which varies based on the date when the Debentures are converted. For the period through March 31, 1998, the Conversion Price is an amount equal to 80% of the average closing bid price of the common stock on the American Stock Exchange for the previous three business days ending on the day before the conversion date. For the period beginning April 1, 1998, the Conversion Price is an amount equal to 75% of the average closing bid price of the common stock on the American Stock Exchange for the previous three business days ending on the day before the conversion date.

The Debentures are secured by 475,000 shares of common stock of Neuromedical Systems, Inc. owned by the Company (the "NSI Shares"). If at any time prior to March 31, 1998, the conversion price is $3.00 or less, the holders of the Debentures may elect to exercise their conversion rights for NSI Shares, rather than common stock of the Company, at a 20% discount from the market price at the time of conversion. If the Company prohibits sales during the Blackout Period, and the trading volume in the common stock prior to December 15, 1997 does not meet defined minimums, the holders may convert into the NSI Shares at a discount from the market price which would produce a 25% return on an annualized basis. The NSI Shares may be released from the pledge ratably as the outstanding principal amount of Debentures is reduced.

In connection with this financing, the Company issued warrants to the investors and to investment bankers. The warrants are exercisable at any time prior to August 13, 2000 at exercise prices of $7.79 per share (for up to 150,000 Shares) and $9.35 per share (for up to 65,000 shares).

The Company incurred a one time expense related to the issuance of the Debentures of $1,106,452 in the quarter ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         NetMed, Inc., formerly known as Papnet of Ohio, Inc. (the "Company"), is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The Company's revenues are currently derived principally from the marketing of the PAPNET(R) Testing System and Service, which are proprietary products of Neuromedical Systems, Inc., ("NSI"). The Company is also currently engaged in the development of an oxygen concentration device which it plans to manufacture and sell in the home healthcare market.

         The PAPNET(R) Testing System is a semi-automated cancer detection system for the review of cell, tissue or body fluid specimens, including but not limited to cervical cytology specimens. The PAPNET(R) Service permits laboratories to submit slides containing such specimens ("Slides") to one of NSI's central facilities for image processing employing NSI's patented neural network technology. NSI returns the Slides and digital tape or CD-ROM containing processed images to the laboratory for evaluation by NSI-trained cytotechnologists.

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

         While the Company's primary focus has been, and will continue to be, exploiting its rights under the NSI license, the Company also intends to pursue the acquisition of other promising healthcare-related technologies. In February 1997, the Company announced that it had entered an agreement with CeramPhysics, Inc. of Westerville, Ohio ("Ceram"), pursuant to which the Company has the right to acquire control of a newly-organized corporation holding a world-wide license to Ceram's patented oxygen generation technology, which is exclusive as to all applications except oxygen sensors and fuel cells.

         For accounting purposes, the financial statements of the Company for 1996 and prior years are those of Papnet of Ohio, Inc. The results of operations for the merged entities are reported on a prospective basis commencing December 16, 1996. The following discussion therefore includes the operations of Papnet of Ohio, Inc. from January 1, 1996 through September 30, 1996, and the consolidated operations of all entities from January 1, 1997 through September 30, 1997.

         This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Business Risks" of the Company's Form

10-K for the year ended December 31, 1996 (SEC File No. 1-12529) and in the section entitled "Risk Factors" of the Company's Registration Statement on Form S-1 filed October 1, 1997 (Registration 333-35663).


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         As a result of the FDA approval mentioned above, the commercial launch of the PAPNET(R) product in September 1996 and an increase in the number of sales representatives, the number of Slides processed in the Company's territories increased to 33,886 Slides for the three months ended September 30, 1997, from 26,100 Slides for the quarter ended June 30, 1997 and from 2,580 Slides for the three months ended September 30, 1996. On a proforma basis, 7,904 Slides were processed for NetMed and the Predecessor Companies for the quarter ended September 30, 1996. Royalty revenue was $279,000 for the three months ended September 30, 1997, an increase from $16,618 for the three months ended September 30, 1996.

         The number of employees of the Company increased to 16 during the three months ended September 30, 1997, an increase of 10 employees from the same period the previous year. The increase consisted of an additional six sales representatives and four administrative employees. As a result of granting options to certain employees and directors, the Company recognized compensation expense of $77,787 for the three months ended September 30, 1997. This amount has been included in salaries and benefits. As a result of the headcount increases mentioned above and the expense for the grant of options, salary and benefit expense increased to $461,031 for the three months ended September 30, 1997 from $94,148 for the three months ended September 30, 1996.

         Sales and marketing expense other than salaries and benefits increased to $157,583 for the three months ended September 30, 1997 from $51,001 for the three months ended September 30, 1996. In addition to the direct expenses of the sales representatives in developing their respective sales territories, the Company incurred expenses for advertising, promotional materials and sales literature of $76,958 for the quarter ended September 30, 1997.

         General and administrative expenses increased to $109,684 for the three months ended September 30, 1997 compared to $24,523 for the three months ended September 30, 1996. The increase in general and administrative expense is primarily due to an increase in professional fees as well as the increase in headcount from two to six administrative employees.

         Business development expenses of $116,378 were incurred during the three months ended September 30, 1997 as the Company continued its development of an oxygen device, that if successfully completed, will be sold in the home healthcare market.

         During 1995, the Company began discussions with the Predecessor Companies that resulted in the Merger that was effective December 16, 1996. For the three months ended September 30, 1996, the Company incurred one time merger expenses of $101,534. No such expenses were incurred in the three months ended September 30, 1997, and no further expenses are anticipated for the remainder of 1997 related to this transaction.

         The Company recognized a gain on available-for-sale securities of $125,812 for the three months ended September 30, 1996, resulting from the sale of 8,000 shares of NSI common stock held by the Company at net prices ranging from $15.72 to 19.27 per share. There were no sales of securities during the three months ended September 30, 1997.

         The Company issued $3,000,000 in principal amount of 6% Secured Convertible Subordinated Debentures ("Debentures") during the quarter ended September 30, 1997, and recorded associated one time expenses of $1,106,452. The expenses included $750,000 in discount calculated as of the closing date, $100,000 for the cost of warrants issued to the placement agents and the purchasers of the Debentures, $170,000 in placement fees and $87,000 in professional, stock exchange and registration fees associated with the debentures and subsequent registration statement.

         Interest income for the three months ended September 30, 1997 was $13,196 compared to $903 for the same period the prior year. The increase is the result of higher cash balances to invest from the proceeds of the issuance of the Debentures.

         Interest expense for the three months ended September 30, 1997 was $29,076. This was the result of the issuance of the Debentures during the quarter.

         The Company recognized income tax expense of $92,932 for the three months ended September 30, 1997, compared to an income tax benefit of $47,000 for the three months ended September 30, 1996. The expense for the third quarter of 1997 is the result of recording a valuation allowance against the deferred tax asset. The deferred tax liability was reduced during the quarter as a result of the decline in market value of the NSI common stock. Since the deferred tax liability is subject to the fluctuations in market price of the NSI common stock, the Company may recognize additional expense or benefit in future periods.

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

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         As a result of the FDA approval mentioned above, the commercial launch of the PAPNET(R) product in September 1996 and an increase in the number of sales representatives, the number of Slides processed in the Company's territories increased to 75,188 Slides for the nine months ended September 30, 1997 from 6,796 Slides for the nine months ended September 30, 1996. On a proforma basis, 12,120 Slides were processed for NetMed and the Predecessor Companies for the nine months ended September 30, 1996. Royalty revenue was $618,608 for the nine months ended September 30, 1997, an increase from $43,717 for the nine months ended September 30, 1996.

         In February 1997, the Company entered into an agreement with Medical Mutual of Ohio ("MMO"), whereby MMO agreed to cover the cost of the PAPNET(R) test for all members. In addition, MMO has agreed to strongly recommend to its clinicians and laboratories that all negative Pap smears covered by its benefit plans be examined using PAPNET(R) testing. MMO is one of the largest third party payers for health care in the State of Ohio, with approximately 1.5 million covered members.

         The number of employees of the Company increased to 16 during the nine months ended September 30, 1997, an increase of 10 employees from the same period the previous year. The increase consisted of an additional six sales representatives and four administrative employees. As a result of granting options to certain employees and directors during the nine months ended September 30, 1997, the Company incurred compensation expense of $209,062. This amount has been included in salaries and benefits. As a result of the headcount increases mentioned above and the expense for the grant of options, salary and benefit expense increased to $1,223,588 for the nine months ended September 30, 1997 from $240,881 for the nine months ended September 30, 1996.

         Sales and marketing expense other than salaries and benefits increased to $534,240 for the nine months ended September 30, 1997 from $103,534 for the nine months ended September 30, 1996. In addition to the direct expenses of the sales representatives in developing their respective sales territories, the Company incurred expenses for advertising, promotional materials and sales literature of $260,140. The Company incurred a total of $58,500 for professional services in its efforts to expand the reimbursement of the cost of the PAPNET(R) test by healthcare providers and for employment agency fees for the additional sales representatives hired during the nine months ended September 30, 1997.

         General and administrative expenses increased to $460,779 for the nine months ended September 30, 1997 compared to $82,264 for the nine months ended September 30, 1996. The increase in general and administrative expense is primarily due to an increase in accounting, legal and stock exchange costs as well as the increase in headcount from two to six administrative employees.

         Consistent with the Company's plan to acquire additional healthcare technologies, the Company incurred costs of $175,723 for the nine months ended September 30, 1997 in the negotiation and evaluation of additional opportunities in medical technology, including the Ceram transaction described above.

         During 1995, the Company began discussions with the Predecessor Companies that resulted in the Merger that was effective December 16, 1996. For the nine months ended September 30, 1996, the Company incurred one time merger expenses of $235,984. No expenses related to this transaction were incurred in the nine months ended September 30, 1997.

         The Company recognized a gain on available-for-sale securities of $745,056 for the nine months ended September 30, 1997 compared to $125,812 for the nine months ended September 30, 1996. The increase is due to the gain on the sale of 125,000 shares of NSI common stock held by the Company at net prices ranging from $5.07 to $10.13 per share.

         The Company issued the Debentures during the nine months ended September 30, 1997 and recorded associated one time expenses of $1,106,452. The expenses included $750,000 in discount calculated as of the closing date, $100,000 for the cost of warrants issued to the placement agents and the purchasers of the Debentures, $170,000 in placement fees and $87,000 in professional, stock exchange and registration fees associated with the Debentures and subsequent registration statement.

         Interest income for the nine months ended September 30, 1997 was $15,295 compared to $11,774 for the same period the prior year. The increase is the result of higher cash balances to invest from the issuance of the Debentures described above.

         Interest expense was $33,960 for the nine months ended September 30, 1997 as a result of the issuance of the Debentures and as a result of borrowings under margin accounts throughout the period.

         The Company recognized income tax expense of $210,351 for the nine months ended September 30, 1997, compared to an income tax benefit of $169,001 for the nine months ended September 30, 1996. The expense for 1997 is the result of recording a valuation allowance against the deferred tax asset. The deferred tax liability was reduced during the period as a result of the decline in market value of the NSI common stock. Since the deferred tax liability is subject to the fluctuations in market price of the NSI common stock, the Company may recognize additional expense or benefit in future periods.

          The equity in income or loss in partnerships reported for the nine months ended September 30, 1996 is the Company's percentage of income or loss in Carolina Cytology Licensing Company and Carolina Cytology Warrant Partnership. Both entities were Predecessor Companies and were merged into the Company on the effective date of the Merger, and consequently no similar item is reported for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's combined cash and cash equivalents totaled $2,184,458 at September 30, 1997, an increase of $2,042,384 from December 31, 1996. The increase is due to the issuance of the Debentures, less costs of the financing of $195,000, and less the funding of the negative cash flow from operations. As of September 30, 1997, the Company owned 572,246 shares of NSI common stock, of which 475,000 shares are pledged to the holders of the Debentures. The balance of the shares are unrestricted and can be liquidated to fund future operations. NSI common stock closed trading at $5.13 per share on September 30, 1997.

         The Debentures issued on August 13, 1997 are due August 13, 2000, bear interest at a rate of 6% per annum, and are redeemable by the Company. The Debentures and any interest accrued thereon may be converted into common stock of the Company at any time. However, no sales of conversion shares may be made prior to November 11, 1997, and during the period from November 11, 1997 through May 10, 1998 the maximum aggregate number of conversion shares which can be sold is 500,000. After May 10, 1998, 100% of the conversion shares may be sold. The Company can prohibit sales during the period from December 14, 1997 to February 1, 1998 (the "Blackout Period"). The Debentures are convertible into shares of the Company's common stock based on the "Conversion Price" at the time of conversion, which varies based on the date when the Debentures are converted. For the period through March 31, 1998, the Conversion Price is an amount equal to 80% of the average closing bid price of the Common Stock on the American Stock Exchange for the previous three business days ending on the day before the conversion date. For the period beginning April 1, 1998, the Conversion Price is an amount equal to 75% of the average closing bid price of the common stock on the American Stock Exchange for the previous three business days ending on the day before the conversion date.

         The Debentures are secured by 475,000 shares of NSI common stock owned by the Company (the "NSI Shares"). If at any time prior to March 31, 1998, the conversion price is $3.00 or less, the holders of the Debentures may elect to exercise their conversion rights for NSI Shares, rather than common stock of the Company, at a 20% discount from the market price at the time of conversion. If the Company prohibits sales during the Blackout Period, and the trading volume in the Company's common stock prior to December 15, 1997 does not meet defined minimums, the holders may convert into the NSI Shares at a discount from the market price which would produce a 25% return on an annualized basis. The NSI Shares may be released from the pledge ratably as the outstanding principal amount of Debentures is reduced.

         While the Company anticipates that its cash requirements will be substantial for the immediate future, it believes its existing cash and investments will be adequate to meet those requirements. The cash requirements relate specifically to the accounts payable and accrued expenses at September 30, 1997 of approximately $525,000, the continuing negative cash flow generated from operations on a monthly basis, costs of sales and marketing efforts, and the development of the oxygen generation technology licensed from Ceram.

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

         In pursuit of that strategy, the Company has recently embarked upon the development of an oxygen generation/concentration device for use in home healthcare, based upon technology acquired from Ceram. Pursuant to the agreement, through September 30, 1997, the Company has advanced $206,000 to Ceram to complete the fabrication and testing of a prototype ceramic element incorporating the licensed technology, which will be capable of generating oxygen of a purity and in quantities suitable for medical use. It is the Company's intention to incorporate the prototype into an oxygen concentrator which the Company will manufacture and market for the home health care market. If the prototype is accepted by the Company, it has the right to acquire 95% of the capital stock of the licensee for an additional $200,000 investment, with the remaining 5% to be held by Ceram.

         Assuming acceptance of the prototype, the Company intends to complete the development of a commercial version of the device, proceed with obtaining appropriate regulatory approvals, and commence manufacturing, marketing and distribution of the product. Such activities are likely to require substantial expenditures in late 1997 and during 1998, and depending upon the ultimate methods of manufacture, marketing and distribution chosen by the Company, may require it to seek additional capital.

          SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements that involve risks and uncertainties, including, but not limited to, the Company's reliance on a single product marketed under license from NSI, the corresponding dependence on NSI's patents and proprietary technology, government regulation, continuing losses from operations and negative operating cash flow, limited marketing and sales history, the impact of third-party reimbursement decisions, and other risks detailed in the Company's most recent Annual Report on Form 10-K/A No. 1 and in other Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION

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






         SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the quarterly period ended September 30, 1997 to be signed on its behalf by the undersigned, thereto duly authorized.



                          NETMED, INC.


                          By:   /s/David J. Richards
                                ------------------------------------------------
                                David J. Richards, President*


                          By:   /s/Kenneth B. Leachman
                                ------------------------------------------------
                                Kenneth B. Leachman, Vice President of Finance*

         Dated: November 14, 1997


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


                   27                     Financial Data Schedule.
