Form 10-K405
period 1997-12-31
NETMED INC
filed 1998-03-27
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1997

                         Commission File Number: 1-12529

                                  NETMED, INC.
             (Exact name of Registrant as specified in its charter)

        OHIO                                               31-1282391
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                               6189 MEMORIAL DRIVE
                               DUBLIN, OHIO 43017
                    (Address of principal executive offices,
                               including zip code)

                                 (614) 793-9356
                         (Registrant's telephone number,
                              including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                           COMMON SHARES, NO PAR VALUE
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None

         The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to the filing requirements for at least the past 90 days.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant was approximately $9,640,000 on March 16, 1998.

         There were 11,334,169 shares of the Registrant's Common Shares outstanding on March 16, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         The Company is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The principal business activity of the Company is the marketing of the PAPNET(R) Testing System, which is a proprietary product of Neuromedical Systems, Inc. ("NSI"). The PAPNET Testing System is a semi-automated cancer detection system for the review of cell, tissue or body fluid specimens, including cervical cytology specimens. Slides containing cytology specimens are processed using the PAPNET Testing System (either by the laboratory at its own facilities or at one of NSI's central facilities) which produces processed images for evaluation by the laboratory's NSI-trained cytotechnologists.

         The Company was originally organized in 1989 for the purpose of acquiring the exclusive territorial rights to market NSI's proprietary products in Ohio. In 1990, it acquired from NSI marketing rights for Kentucky and the Chicago, Illinois metropolitan area. On December 16, 1996, the Company completed a merger with Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc., and Carolina Cytology, Inc. (the "Predecessor Companies"), which had held the rights to market the PAPNET Testing System in the states of Missouri, Georgia and North Carolina. The Company was the surviving corporation in the Merger. Upon completion of the Merger, the Company changed its name from Papnet of Ohio, Inc. to NetMed, Inc.

         In addition to exploiting its rights under the license agreement with NSI, the corporate mission of NetMed is to become a well diversified health care technology company founded upon proprietary products that offer a distinct market advantage. The Company's intention is to follow the example of its initial investment, the PAPNET technology, in pursuing other opportunities in healthcare technology. Specifically, it intends to make early investments in selected healthcare technologies and apply the management and marketing resources of the Company to develop and implement strategies designed to significantly increase the value of the investment over a period of two to four years. In pursuit of this strategy, in early 1997 the Company embarked upon the further development and commercialization of a technology for separating and concentrating pure oxygen from ambient air, and has targeted the home health care market as the first commercial application of the technology.
See "Business - Other Company Technologies."

NSI - LICENSOR OF THE PAPNET(R) TESTING SYSTEM

         NSI, founded in 1988, is a healthcare technology company focused on diagnostic screening applications to aid in the early detection of certain cancers. NSI's first product, the PAPNET Testing System, is a supplemental test to aid laboratories in the detection of abnormal cells on cervical Papanicolaou ("Pap") smears which were not detected by the standard manual microscopic inspection. When used to supplement manual screening of Pap smears, PAPNET testing has been shown to increase the detection of cervical abnormality by up to 30% when compared to manual screening. The Company believes that this improved detection can result in more effective and less costly early treatment, reduced possibility of morbidity and mortality for patients, and reduced possibility of malpractice litigation for the patient's doctor and laboratory. The PAPNET Testing System can achieve these improvements without requiring a modification of the standard Pap smear sample due to its use of a patented combination of algorithmic and adaptive pattern recognition technology, a form of artificial intelligence.

         The PAPNET Testing System was approved for commercial use in the United States by FDA on November 8, 1995. Thereafter, NSI commenced marketing to laboratories and clinicians, and as of December 31, 1997, the Papnet test was available through nearly 300 laboratories in the United States, and in 25 countries worldwide. The PAPNET Testing System is a medical device subject to extensive regulation in the United States by the FDA and other federal, state and local authorities. The FDA regulates the research, development, clinical studies, manufacturing, processing, packaging, labeling, distribution, promotion and post-market surveillance of medical devices in the United States. The Company relies entirely upon NSI to assure that all of these activities, as they relate to the PAPNET Testing System, comply with all applicable regulatory requirements.

         Currently, commercial use of the PAPNET Testing System in the United States is limited by the FDA to the rescreening of Pap smears that have been classified as "negative" for cervical abnormality by manual microscopic inspection. In certain other countries, the PAPNET Testing System has been successfully used as a primary screener for cervical abnormality. NSI has announced its intention to pursue FDA approval for use of the device as a primary screener in the United States, stating that it expects to begin realizing primary screening revenues in the U. S. by the end of 1999.

THE CERVICAL CYTOLOGY MARKET

         Pap smears are widely used in North America, Europe and other developed areas to aid in the early detection of cervical cancer, and over 50 million tests are performed annually in the U.S. alone. Pap smears can reveal early changes in cervical cells that precede or indicate the development of cancer, thereby facilitating timely medical intervention. When cervical cancer or precancerous conditions are detected early on a Pap smear, the disease is almost always completely curable using a simple outpatient procedure. However, if abnormal cells on the Pap smear are not noticed by the laboratory, the patient may be falsely told that her Pap smear is negative (a "false negative"), with significant morbidity or mortality occurring as a result. Failure to diagnose cervical cancer is a significant and rapidly growing source of malpractice litigation against laboratories and clinicians in both the U.S. and abroad.

         Manual searching of routine Pap smears to spot abnormal cells is an unavoidably tedious and error-prone task. This is primarily because a seriously abnormal Pap smear can contain fewer than a dozen abnormal cells scattered among hundreds of thousands of normal cells and other objects. The cytotechnologist's job is thus very similar to proofreading a very long document to try to detect a few misspelled words. Regardless of how conscientious and careful the laboratory is, many of these "needles in a haystack" may be missed, and the patient falsely informed that her Pap smear was negative. Manual screening false-negative rates ranging from 10% to 40% have been reported in numerous published studies. The PAPNET Testing System has been shown in several domestic and international clinical studies published in peer-reviewed journals to detect abnormal cells on Pap smears that were falsely diagnosed as "negative" by conventional manual inspection. Indeed, in a number of such cases the PAPNET Testing System detected abnormal cells on archived, supposedly "negative" Pap smears of women who were ultimately diagnosed with advanced cervical cancer. A published review of six such studies which in the aggregate evaluated 513 Pap smears known to contain precancerous or cancerous abnormality reported a pooled average PAPNET false negative rate of 3%. These results compare extremely favorably to manual screening's false negative rate, typically reported to be many times higher (10% to 40%).

THE PAPNET(R) TESTING SYSTEM

           The PAPNET Testing System is a computerized image processing service provided to laboratories. The laboratory performs PAPNET testing when specifically requested by clinicians, patients or third-party payers who wish to minimize the probability of false negatives and their attendant medical and legal consequences. Slides first diagnosed by a laboratory as "negative" using manual inspection are then processed on a PAPNET Scanning Station (either at the lab or at one of NSI's processing facilities), which is designed to inspect the hundreds of thousands of cells and other objects on the slide. The PAPNET Scanning Station's proprietary neural network computers are designed to select color images of 128 potentially abnormal cells and cell clusters from each slide for detailed video review (whether or not they are, in fact, abnormal). These 128 images from each slide are recorded on a digital tape cassette or CD-ROM.

         At the laboratory, a certified cytotechnologist specially trained in the use of the PAPNET Testing System evaluates the 128 color images from each slide on a PAPNET Review Station. The PAPNET Review Station's software ensures that the cytotechnologist displays each image at 200x magnification (twice normal screening power) and permits the user to expand any image to 400x magnification. If all of the images appear normal, the cytotechnologist classifies the slide as "negative," and no further examination is required. NSI has found that cytotechnologists experienced in the use of the PAPNET Review Station can review negative cases in substantially less time than it takes to perform a conventional manual re-examination.

         If any one of the 128 images appears to the cytotechnologist to be abnormal, she classifies the slide as "review." The cytotechnologist then refers to the "x, y" coordinates provided with each PAPNET image and uses the coordinates as a reference point to re-examine the slide directly through the microscope. If, after direct inspection, the cytotechnologist continues to believe that the slide contains abnormal cells, she refers the slide to the laboratory's pathologist for a final diagnosis. In no case does NSI, the Company, nor the PAPNET Testing System make a diagnosis of a slide or smear.

          The PAPNET Testing System is used as a supplement to current practice and does not alter the clinician's procedure for the taking of smears or the laboratory's method of staining or applying the coverslip. It provides an additional and complementary level of screening for the purpose of decreasing false negative Pap smear diagnoses.

COMPETITION IN THE CERVICAL CYTOLOGY MARKET

         The Company is currently aware of four companies that are engaged in efforts to automate one or more aspects of cervical smear screening. Three of these, Cytyc, Autocyte and MonoGen, have focused on the development of devices for the production, and in the case of Autocyte, automated analysis, of monolayer slides, a potential alternative to the conventional Pap smear method of specimen collection and preparation. Cytyc received approval from the FDA in May 1996 to market its ThinPrep(R) preparation to laboratories, for the purpose of filtering out blood, mucus and other material from Pap smears. Autocyte has submitted an application to the FDA for premarketing approval of its monolayer method and scanning process, but to date has not received FDA approval of either. MonoGen's monolayer preparation method has been used for other types of cytology specimens, but has not yet received FDA approval for use for cervical cytology.

         With monolayer techniques, clinicians are required to prepare special slides, and only a portion of the cells and background information displayed on the conventional slide is retained for analysis. Because these preparations result in slides with fewer cells and less obscuring material, their manufacturers claim an increased rate of detection of abnormal cells when the slides are examined under a microscope. As opposed to the monolayer systems, because the PAPNET System uses the conventional method of sample collection, it does not require clinicians to deviate from standard practice in the preparation or visual screening of Pap smears. While NSI has stated that the PAPNET System is capable of rescreening monolayer slides, to date it has not sought FDA approval to do so, choosing instead to focus on obtaining FDA approval for primary screening of both conventional and monolayer slides.

         In July 1997, several persons (including Carl Genberg, a shareholder of the Company and a director of NSI) filed a citizen's petition with the FDA requesting that the FDA reexamine its earlier approval of the ThinPrep(R) technology as a replacement for the conventional Pap smear. NSI and Cytyc are also currently engaged in litigation in which each has asserted product disparagement claims against the other.

         The other competitor, NeoPath, has received FDA approval for the use of its AutoPap(R) System as part of a laboratory's quality control procedure. According to NeoPath, the AutoPap System is designed to sort purportedly "negative" Pap smear slides into two groups, one classified as "negative" and one classified for "review." The group of slides classified for review, which constitutes a specified percentage of the whole, is again reviewed manually by the cytotechnologist through a conventional microscope. NeoPath has sought FDA approval for partial automated primary screening (as opposed to rescreening) of conventional Pap smears, and has submitted to the FDA a supplemental pre-market approval application. In January 1998, an FDA advisory panel reviewing the application recommended approval, with certain limitations. As recommended by the panel, use of the AutoPap System would first require that slides with inadequate specimen quality and slides from high-risk women be examined manually. The remaining slides would be screened with the AutoPap System, and up to 25% could be excluded from further review based upon this screen. The remaining 75% of the slides would be required to be manually reviewed, and 15% of those (as opposed to 10% under conventional practice) would be randomly selected for a second manual review. NSI is currently engaged in litigation with NeoPath alleging patent infringement, unfair competition and other tortious conduct concerning the development and marketing of the AutoPap System. NeoPath has denied these allegations and has asserted counterclaims to the effect that NSI has made false and misleading representations concerning the AutoPap System. NSI has stated that it believes NeoPath's assertions are without merit.

         As noted above, the PAPNET Testing System has been successfully used as a primary screener outside of the U.S. NSI has announced its intention to pursue FDA approval for unrestricted use of the device as a primary screener in the United States, and has stated that it views the recent panel recommendation concerning the AutoPap System as a positive step toward eventual FDA approval of the PAPNET System as a primary screener.

         These or other competitors may develop new products and technologies that prove to be more effective than the PAPNET Testing System or that may be viewed by clinical laboratories as reducing operating costs (for example, by reducing the number of cytotechnologists used in screening). In addition, competitive products and technologies may be manufactured and marketed more successfully than the PAPNET Testing System. Such developments could render the PAPNET Testing System less competitive or possibly obsolete, and could have a material adverse effect on NSI and the Company. NSI and the Company will be required to compete with respect to product effectiveness, price, manufacturing and slide processing efficiency, marketing capabilities and customer service and support, areas in which they currently have limited experience.

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

POTENTIAL FUTURE NSI PRODUCTS

         NSI has stated the belief that its technology can be adapted for use in the early detection of cancers occurring at body sites in addition to the uterine cervix, including the bladder, breast, esophagus, lung, oral cavity and thyroid. Not all such cancers are commonly the subject of cytological analysis, and NSI has not yet determined which of these applications, if any, it will be able to commercialize. However, NSI has announced that a study reported at a recent meeting of the U. S. and Canadian Academy of Pathology showed that the PAPNET Testing System could detect cancerous and precancerous cells of the esophagus on conventionally prepared smears. The Company is also aware of ongoing efforts to use the PAPNET System as a screener for oral cancer. NSI's patents cover applications of its technology to cytological screening for cancers occurring at all body sites, and the Company's licenses of NSI's technology (described below) would extend to these applications.

         The foregoing information concerning NSI and the PAPNET Testing System was obtained either directly from NSI or from filings that NSI has made with the Commission. While the Company believes that the foregoing information is accurate and a fair summary of publicly available information concerning NSI and the PAPNET Testing System, readers are encouraged to review NSI's filings with the Commission for additional and more detailed information.

THE NSI LICENSES

         The Company has the right and license to market the PAPNET Testing System and service in the states of Ohio, Georgia, Kentucky, Missouri, North Carolina and in the Chicago metropolitan area, representing approximately 16.5% of the total U.S. population. The Company's rights are exclusive within the described territory, subject to the right of NSI to conduct marketing and sales activities therein. However, because the royalties paid to the Company are based on gross revenues recognized by NSI from activities (including any sales by NSI) in the licensed territory, any sales activities in the Company's territory by NSI will inure to the benefit of the Company. The Company entered into its original license agreement with NSI in 1989, covering the State of Ohio. In 1990, the Company acquired licenses for Kentucky and the Chicago metropolitan area. The Predecessor Companies held licenses for North Carolina, Georgia and Missouri. Each license expires on the later of (i) 17 years after its execution, or (ii) the expiration of the initial patent granted for the PAPNET System, and (except in the case of the Ohio license) is renewable for an additional 17 year term at the Company's option.

         Under the licenses, the Company is entitled to receive the greater of
(i) royalties equal to 50% of the net slide revenue generated from participating laboratories within its territory, not to exceed the Company's share of revenues from the first 10 million slides annually; or (ii) 3.5% of NSI's annual slide processing revenues less certain taxes, commissions and other enumerated expenses, up to an annual aggregate limit of $18.8 million.

         On December 5, 1995 the Company, the Predecessor Companies, Cytology West, Inc. and Papnet Utah, Inc. (other NSI regional licensees who were not parties to the Merger), entered into a Settlement Agreement with NSI. The purpose of the Settlement Agreement was to resolve and clarify certain issues relating to the license agreements that NSI had with its regional licensees (relating to, among other things, calculation of royalties, control of marketing and sales activities, use of NSI's trademarks, and rights to market other technologies developed by NSI), and issues relating to warrants to purchase shares of NSI common stock which were held by the Company and certain of the Predecessor Companies. Pursuant to the Settlement Agreement, NSI and the regional licensees agreed to the form of a license agreement under which the Company and the other regional licensees will continue to have the rights to market the PAPNET Testing System, as well as certain other medical technologies which may be developed by NSI (the "Amended License"). While the Amended License would extend the term of the Company's license to December 31, 2025, and would make other clarifying changes to the existing license agreements, the key revenue sharing terms would not materially differ from those contained in the existing license agreements.

         While the Company and NSI have agreed on the general form of the Amended License, which the Company has agreed to execute with certain modifications, no final agreement had been executed as of March 15, 1998. The modifications requested by the Company deal principally with the determination of the amount of royalties that should be paid to the Company with respect to slides originating in its licensed territory but that are processed by laboratories located outside of the territory (as well as royalties from slides that are processed in certain large national laboratories), and the geographic boundaries of the Company's metropolitan Chicago territory.

PAPNET(R) MARKETING

         Following FDA approval of use of the PAPNET System for rescreening Pap smears, NSI decided to focus its marketing of the product on primary care physicians and consumers. It deployed a sales force to call on individual physicians and group practices, and developed point of sale brochures and a national advertising campaign to communicate directly to consumers the benefits of PAPNET rescreening. After evaluating the costs and results of this approach, in late 1997 NSI decided to refocus its marketing efforts on laboratories, and offered pricing concessions to laboratories that agreed to rescreen 100% of their negative Pap smears with the PAPNET System. The first two laboratories implementing this program are located in the Company's licensed territory. At about the same time, NSI reevaluated its strategy of positioning the PAPNET System as a rescreener of manually screened Pap smears, and decided to pursue FDA approval of use of the system as a primary screener of both conventional and monolayer slides. As a result of these changes, the Company has recently redirected its marketing resources to focus on pursuing 100% rescreening and other volume-priced transactions with laboratories and obtaining insurance and managed care coverage for the PAPNET test, pending FDA approval of use of the PAPNET System as a primary screener.

THIRD-PARTY PAPNET(R) REIMBURSEMENT

         Reimbursement of laboratory charges for PAPNET testing by third-party medical insurance payers, managed care organizations, and government agencies (such as Medicare/Medicaid, private health insurance, health maintenance organizations and self-insured employers) is a key factor in the rate of growth of the revenues which NSI and the Company will be able to realize from this technology. Currently, some third-party payers reimburse some or all of the charges to patients for the PAPNET test, others (including Medicare) provide little or no reimbursement. To the extent that third-party payers do not provide for reimbursement of PAPNET testing, or if the level of reimbursement is significantly below the amount laboratories charge patients to perform PAPNET testing, the size of the potential market available to NSI and the Company may be reduced.

         Consequently, the Company is directing significant marketing efforts toward obtaining third-party reimbursement for the PAPNET test. In February 1997, the Company entered into an agreement with Medical Mutual of Ohio, Inc.
(MMO) (formerly Blue Cross and Blue Shield of Ohio, Inc.) whereby MMO agreed to cover the cost of the PAPNET test for most members. In addition, MMO has agreed to strongly recommend to its clinicians and laboratories that all negative Pap smears covered by its benefit plans are to be examined using PAPNET testing. MMO was among the largest health care payors in the State of Ohio in 1997, with approximately 1.5 million covered members. In February 1998, the Commonwealth of Kentucky informed the Company that its Medicaid program would begin reimbursing for the test.

         Notwithstanding these efforts, the Company may encounter significant resistance in its attempts to expand use of the PAPNET System as a rescreener. In January, 1998 an article appeared in the Journal of the American Medical Association (JAMA) reporting the results of a small study of Pap smears from military women and dependents which questioned the cost-effectiveness of PAPNET rescreening, as opposed to manual rescreening. In February, 1998 a technology assessment committee of the Blue Cross/Blue Shield Association (BCBSA) reported its opinion that PAPNET rescreening, AutoPap rescreening and the ThinPrep monolayer technology were not sufficiently cost-effective to support a recommendation that BCBSA member plans reimburse for their use. On the other hand, there have been extensive peer-reviewed published studies demonstrating the cost-effectiveness of PAPNET rescreening (as compared to other commonly reimbursed tests, such as mammography screening for breast cancer and PSA testing for prostate cancer), including a retrospective study of over 200,000 Pap smears reported in a recent issue of the international pathology journal Acta Cytologica. The Company believes that there were substantial scientific and statistical flaws in the study reported in JAMA and in the BCBSA committee's analysis, and that the weight of scientific evidence supports the cost-effectiveness of the PAPNET test. Nonetheless, these recent developments may adversely effect the Company's efforts to market the PAPNET test as a rescreener, at least in the short term.

OTHER COMPANY TECHNOLOGIES

         In early 1997 the Company entered into an agreement with CeramPhysics, Inc. of Westerville, Ohio

("Ceram"), pursuant to which the Company obtained the right to acquire 95% ownership of a Ceram subsidiary that holds an exclusive world-wide license to Ceram's patented oxygen generation technology for all applications of the technology except oxygen sensors and fuel cells. Pursuant to the agreement, through December 31, 1997 the Company had advanced $278,499 to the Ceram subsidiary to complete the fabrication and testing of a ceramic element incorporating the licensed technology, which the Company expects will be capable of generating oxygen of a purity and in quantities suitable for medical use. Through December 31, 1997, the Company had expensed an additional $345,171 in costs associated with the development of this technology. It is the Company's intention to incorporate the element into an oxygen generation device (the OxyNet(R) System) that the Company expects tO manufacture and market to the home health care industry.

         Upon completion of an acceptance test demonstrating the technology's ability to consistently generate pure oxygen, the Company has the option to acquire for $200,000 common shares representing 95% of the Ceram subsidiary's outstanding common equity. This investment will then be used to fund a license fee payable to Ceram under the license agreement for the technology. Thereafter, the Company expects to proceed with the development of a commercial version of the device, obtain appropriate regulatory approvals, and commence manufacturing, marketing and distribution of the product. These activities are likely to require substantial expenditures in 1998 and 1999, requiring it to seek additional capital during this period. The amount and timing of the Company's capital needs will depend to a large degree upon the ultimate methods of manufacture, marketing and distribution chosen by the Company.

PERSONNEL

         As of March 15, 1998, the Company employed twelve (12) full time employees. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its relationship with its employees to be good. The Company supplements its staff through ongoing consulting arrangements with several persons and organizations, which provide additional technical and marketing advisory services to the Company on an as-needed basis.

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

RISKS RELATING TO OPERATIONS AND PAST PERFORMANCE

         The Company is in the early stage of its operations, and is therefore subject to risks incident to any new business, including the absence of earnings. The Company has to date had limited income from operations, and as of December 31, 1997 has an accumulated deficit of $4,085,578. While the Company intends to complete development and commercialization of the oxygen concentration device, it has to date focused its efforts primarily on the marketing of the PAPNET(R) Testing System and until the commercial launch of the oxygen product will be dependent upon the successful marketing of the PAPNET System to generate revenues.

         The Company cannot accurately predict the extent of its future capital needs, but assuming that it completes the transaction with Ceram, it will likely incur substantial expenditures during 1998 and 1999 to complete development and commercialization of the OxyNet oxygen concentrator. The Company does not currently have adequate funds to accomplish this objective, and anticipates that it will need to raise additional capital by mid-1998. There can be no assurance that capital will be available on terms acceptable to the Company, or at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current shareholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common shares. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company has not paid and does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business. The Company has accumulated substantial losses since its inception and there can be no assurance that the Company's operations will result in sufficient revenues to enable the Company to operate at profitable levels or to generate positive cash flow.

         The success of the Company's operations is highly dependent up David J. Richards, its founder and President, as well as its other key executive officers. The loss of any of these persons could have a materially adverse effect on the Company.

         RISKS RELATING TO NSI

         The Company obtains all of the information relating to the PAPNET Testing System and service from NSI, and in most cases cannot independently verify this information. Therefore, the Company is dependent on NSI to accurately report the results of clinical studies and other data relating to the capabilities and performance of the PAPNET Testing System.

         The Company has no ownership rights in the PAPNET technology. NSI has granted the Company exclusive rights with respect to the marketing of the PAPNET Testing System and service in certain geographic territories. Therefore, the business of the Company is dependent upon a number of factors, many of which are controlled by NSI. These factors include maintaining the PAPNET Testing System's compliance with FDA and other regulatory requirements, maintenance of the technological advantages of the PAPNET Testing System, maintenance of product liability insurance, and the ability to manufacture and deliver the equipment required to operate the PAPNET Testing System. Further, NSI is in a stage of development that may require additional funding for its operations. In the event that NSI should fail to perform in any of these areas, or in any others that could affect its licensees, such failure could have an adverse effect on the Company and its business.

         Additional risks relating to the business of NSI which may have an impact on the Company are set forth in NSI's periodic reports filed with the SEC, including its Annual Report on Form 10-K.

         RISKS RELATING TO LICENSE AGREEMENTS AND PATENTS

         The Company's marketing rights and the revenues generated by these activities are governed by the terms of its licenses from NSI (the "Licenses"). The Licenses impose significant territorial and other restrictions on the Company's marketing rights, and place certain limitations on the amounts of royalty revenues which the Company can generate through the marketing of the PAPNET Testing System and Service. In December 1995, the Company entered into a Settlement Agreement with NSI which contemplated the execution of an amended and restated license agreement, but to date no such agreement has been executed by the parties. See "Business - The NSI Licenses."

         The technologies underlying the PAPNET System and the OxyNet oxygen concentrator are protected by various patents, which may benefit the Company as a licensee of these technologies. There can be no assurance that these patents will afford protection from material infringement by third parties or that such patents will not be challenged. The Company and NSI also rely on trade secrets and proprietary know-how, which they seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that there will be adequate remedies for any breach or that trade secrets of the Company or NSI will not otherwise become known to, or independently developed by, competitors. Litigation is currently pending between NSI and a competitor over alleged infringement of NSI's patents.

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and there can be no assurance that necessary licenses would be available to NSI or the Company on satisfactory terms or at all. Adverse determinations as to the PAPNET and OxyNet patents could limit or destroy the value of the Company's license rights to these technologies, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling these products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         RISKS RELATED TO THE COMPANY'S COMMON SHARES

         The directors, executive officers and principal shareholders (5% or greater) of the Company collectively beneficially own or have the right to acquire under currently exercisable options approximately 25% of the outstanding Common Shares. As a result, these shareholders will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

         The Company had 11,334,169 common shares outstanding as of March 16, 1998. Approximately 2,650,000 shares are held by affiliates of the Company who will be entitled to resell them only pursuant to a registration statement under the Securities Act or an applicable exemption from registration thereunder such as provided by Rule 144 under the Securities Act. In August 1997, the Company sold $3 million in principal amount of debentures convertible into Common Shares at a discount to the market price at the time of conversion. The discount is 22.5% through June 30, 1998, and increases to 25% thereafter. There remains $1,932,000 in principal amount of the debentures outstanding as of March 16, 1998, which if converted at the prevailing market price on that date would result in the issuance of approximately 2,400,000 additional Common Shares. The Company has filed and there is currently effective a registration statement under the Securities Act of 1933 under which such shares may be immediately resold to the public. Such resales may adversely affect the pricing and volatility of trading in the Common Shares.

         Although the Common Shares are currently listed for trading on the American Stock Exchange, trading volume has been limited. There can be no assurance that there will continue to be an active and liquid trading market. The stock market has experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many technology, emerging growth and developmental stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. Factors such as announcements of the introduction of new or enhanced services or related products by the Company or its competitors may have a significant impact on the market price of the Common Shares.

         Market prices of securities of medical technology companies, including the Common Shares, have experienced significant volatility from time to time. There may be volatility in the market price of the Common Shares due to factors that may or may not relate to the Company's performance. Various factors and events, such as announcements by the Company or its competitors concerning new product developments, governmental approvals, regulations or actions, developments or disputes relating to patent or proprietary rights and public concern over product liability may have a significant impact on the market price of the Common Shares.

         RISKS RELATING TO GOVERNMENT REGULATION

         The services, products and manufacturing activities of NSI and the Company are subject to extensive and rigorous government regulation, including the provisions of the Medical Device Amendment to the Federal Food, Drug and Cosmetic Act. Commercial distribution in certain foreign countries is also subject to government regulations. The process of obtaining required regulatory approvals can be lengthy, expensive and uncertain. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. The FDA actively enforces regulations prohibiting marketing without compliance with the premarket approval provisions of products and conducts periodic inspections to determine compliance with Good Manufacturing Practice regulations.

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

         RISKS RELATING TO THIRD PARTY REIMBURSEMENT

          In the United States, many Pap smears are currently paid for by the patient, and the level of reimbursement by third-party payers that do provide reimbursement differ considerably. Third-party payers (Medicare/Medicaid, private health insurance, health maintenance organizations, health administration authorities in foreign countries and other organizations) may affect the pricing or relative attractiveness of the Company's products and services by regulating the maximum amount of reimbursement for products or services provided by the Company or by not providing any reimbursement at all. Restrictions on reimbursement may limit the price which the Company can charge for its products and services or reduce the demand for them, or, in the case of PAPNET testing, if the level of such reimbursement is significantly below what laboratories charge patients to perform the test, the size of the potential market available to the Company may be reduced. There can be no assurance of the extent to which costs of PAPNET testing will become reimbursable or that the level of reimbursement will be sufficient to permit the Company to generate substantial revenues in its PAPNET business. See "Business - Third Party PAPNET(R) Reimbursement."

         RISKS RELATING TO MARKETABILITY AND COMPETITION

         Until successful commercialization of the OxyNet system, the Company's performance will depend upon market acceptance of the PAPNET System. The extent of, and rate at which, market acceptance and penetration are achieved are functions of many variables including, but not limited to, price, effectiveness, acceptance by patients, physicians and laboratories, manufacturing, slide processing and training capacity, reimbursement practice and marketing and sales efforts. There can be no assurance that the PAPNET System will achieve or maintain acceptance in its target markets.

         The Company is aware of several companies that either have developed or are developing systems that are competitive with the PAPNET System and other technologies targeted for development by the Company. Commercial availability of such products could have a material adverse effect on the Company's business, financial condition and results of operations. Competitors may have substantially greater financial, manufacturing, marketing and technical resources, and represent significant potential long-term competition. Competitors may succeed in developing products that are more effective or less costly than any that may be developed by NSI or the Company. New developments are expected to continue at a rapid pace in both industry and academia. There can be no assurance that research and development by others will not render NSI's or the Company's current and contemplated products obsolete. Competition may increase further as a result of advances that may be made in the commercial applicability of technologies and greater availability of capital for investment in these fields. See "Business - Competition in the Cervical Cytology Market."

         RISKS RELATING TO PRODUCT LIABILITY

         The business of the Company could expose it to the risks inherent in the production and distribution of medical diagnostic and treatment equipment. Although NSI has attempted to reduce the exposure to product liability risk by disclosing the demonstrated range of accuracy of the PAPNET Testing System, there can be no assurance that the Company will not be exposed to liability resulting from the failure or inaccuracy of the Papnet System. The Company currently carries no product liability insurance. However, NSI is required, under the terms of the Licenses, to name the Company as an additional insured on its product liability policies. There can be no assurance that NSI will have the resources necessary to purchase and maintain the insurance, that such insurance will be sufficient to cover potential claims, or that NSI will have adequate resources to indemnify the Company from any uninsured loss.


ITEM 2.  PROPERTIES.

         The Company's executive offices are located in Dublin, Ohio, in approximately 4,900 square feet of space. The Company leases such space at an annual net rent of $53,900.


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

         Not applicable.



                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Common Shares are listed for trading on the American Stock Exchange under the symbol "NMD." Prior to December 18, 1996, the Company's Common Shares were traded in the over the counter market on the NASDAQ Bulletin Board. The following table sets forth, for the periods indicated, the high and low last sales prices per share, as reported on the NASDAQ Bulletin Board, and subsequently on the American Stock Exchange. The prices shown through December 17, 1996 represent inter-dealer prices, without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.


         First Quarter 1996...............................         $13.00          $9.375
         Second Quarter 1996..............................          10.75           8.375
         Third Quarter 1996...............................           9.00           7.125
         Fourth Quarter 1996..............................           8.875          6.25

         First Quarter 1997...............................           9.625          6.625
         Second Quarter 1997..............................           7.875          5.00
         Third Quarter 1997...............................           6.875          4.00
         Fourth Quarter 1997..............................           4.50           2.063

         On March 16, 1998, the last reported sale price of the Common Shares was $1.0625 per share. On March 16, 1998, there were 407 holders of record of the Common Shares.

         The Company has not paid and does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business. Any future determination to pay dividends will be at the discretion of the Board and subject to certain limitations under the Ohio General Corporation Law and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                 Year ended December 31,

                                      1993              1994              1995             1996              1997
                                      ----              ----              ----             ----              ----
Revenue                           $   4,322        $   24,765       $    48,000     $    102,813      $    893,608
Loss from operations               (285,591)         (302,596)         (525,149)      (1,677,312)       (2,453,599)
Net income (loss)                  (277,068)         (283,537)        1,324,945         (592,822)       (3,284,276)
Net income (loss) per
share - Basic                         (0.05)            (0.05)             0.22            (0.09)            (0.30)
        Diluted                       (0.05)            (0.05)             0.21            (0.09)            (0.30)

BALANCE SHEET DATA:
Total assets                        962,492           768,934         9,225,744       10,379,590         3,769,049
Convertible Debentures                    -                 -                 -                -         2,190,000
Total Shareholders' equity
                                    923,828           738,600         6,253,679        7,035,067           832,095



7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The principal business activity of the Company is the marketing of the PAPNET(R) Testing System, which is a proprietary product of Neuromedical Systems, Inc. ("NSI"). The PAPNET Testing System is a semi-automated cancer detection system for the review of cell, tissue or body fluid specimens, including cervical cytology specimens. Slides containing cytology specimens are processed using the PAPNET Testing System (either by the laboratory at its own facilities or at one of NSI's central facilities) which produces processed images for evaluation by the laboratory's NSI-trained cytotechnologists.

         The Company was originally organized in 1989 for the purpose of acquiring the exclusive territorial rights to market NSI's proprietary products in Ohio. In 1990, it acquired from NSI marketing rights for Kentucky and the Chicago, Illinois metropolitan area. On December 16, 1996, the Company completed a merger with Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc., and Carolina Cytology, Inc. (the "Predecessor Companies"), which had held the rights to market the PAPNET Testing System in the states of Missouri, Georgia and North Carolina. The Company was the surviving corporation in the Merger. Upon completion of the Merger, the Company changed its name from Papnet of Ohio, Inc. to NetMed, Inc.

         In addition to exploiting its rights under the license agreements with NSI, the corporate mission of NetMed is to become a well diversified health care technology company founded upon proprietary products that offer a distinct market advantage. The Company's intention is to follow the example of its initial investment, the PAPNET technology, in pursuing other opportunities in healthcare technology. Specifically, it intends to make early investments in selected healthcare technologies and apply the management and marketing resources of the Company to develop and implement strategies designed to significantly increase the value of the investment over a period of two to four years.

         This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1 of this report, in the section entitled "Business Risks".

         For accounting purposes, the historical financial statements of the Company prior to December 16, 1996 are those of Papnet of Ohio, Inc. The results of operations for the merged entities are reported on a prospective basis commencing December 16, 1996. The following discussion therefore includes the operations of Papnet of Ohio, Inc. from January 1, 1995 through December 15, 1996, and the combined operations of all entities from December 16, 1996 through December 31, 1997.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

         The PAPNET Testing System was approved by the FDA for commercial use in the United States on November 8, 1995. Prior to that time, it was permitted to be utilized in the United States on an investigational basis only, and NSI was permitted to derive revenue with respect thereto only to recover certain of its costs. Therefore, the Company was able to generate only a minimal amount of revenue from the PAPNET Testing System during 1995. During the first eight months of 1996, the Company and NSI spent time and effort building a sales force and familiarizing doctors and laboratories with the benefits of the PAPNET System. Beginning in September of 1996, the commercial launch of the product was initiated with a national advertising campaign.

         Royalty revenue increased to $893,608 for the year ended December 31, 1997 from $102,813 and $48,000 for the years ended December 31, 1996 and 1995, respectively. The increase can be attributed to an increase in market penetration due to an increased sales force calling on doctors and laboratories, consumer advertising and increased insurance reimbursement during 1997 compared to prior years.

         As a result of receiving FDA approval for the PAPNET test and the product market launch in September 1996, the Company increased the number of sales representatives. At December 31, 1997 the Company employed a total of eight sales representatives an increase from six at December 31, 1996 and three at December 31, 1995. In addition to marketing the PAPNET test, the Company began to investigate additional business opportunities during 1996, and on March 3, 1997 announced that it had entered an agreement with CeramPhysics, Inc. of Westerville, Ohio ("Ceram"), pursuant to which the Company has the right to acquire control of a Ceram subsidiary holding a world-wide license to Ceram's patented oxygen generation technology, which is exclusive as to all applications except oxygen sensors and fuel cells. As a result of the new business opportunities and the Company's listing on the American Stock Exchange and the accompanying regulatory filings, the administrative staff of the Company was increased from two at December 31, 1995 to five at December 31, 1996, and to seven at December 31, 1997. The Company also incurred a non-cash expense of $455,593 and $410,000 for the years ended December 31, 1997 and 1996, respectively, for stock options granted at a discount to current market value and the extension of options that were due to expire. Due to the above, salaries and benefits expense increased to $1,818,251 for the year ended December 31, 1997 from $838,846 and $303,105 for the years ended December 31, 1996 and 1995, respectively.

         Sales and marketing expenses were $622,060, $250,389 and $74,329 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in the expense is due to the direct costs associated with the increased number of sales representatives, an increase in sales literature and promotional materials used in physician offices and an increase in advertising.

         General and administrative expenses increased to $612,944 for the year ended December 31, 1997 from $240,562 for the year ended December 31, 1996. Approximately $200,000 of the increase is due to increased professional fees associated with being a publicly traded company listed on a national exchange, including legal, accounting and investor relations activities. The remaining increase is due to the increased administrative headcount, an increase in occupancy costs as a result of increased office space and an increase in insurance costs associated with the purchase of directors and officers liability insurance. General and administrative expense increased $151,263 for the year ended December 31, 1996 to $240,562 from $89,299 at December 31 1995. The increase for 1996 is attributable to the one time expenses of $74,000 incurred for the AMEX listing and state securities fees associated with increasing the number of authorized shares of the Company and to the increase in headcount and occupancy costs associated with that headcount.

         While the Company's primary focus has been exploiting its rights under the NSI license, the Company will also consider the acquisition of other medical technologies in the future. Consistent with that plan, the Company incurred costs of $293,952 and $85,476 for the years ended December 31, 1997 and 1996, respectively in the negotiation and evaluation of additional opportunities in medical technology. Specifically, the Company incurred costs for market validation and additional design specifications and testing associated with the OxyNet technology pursuant to the agreement with Ceram. In addition, the Company has hired a full time employee to further the development and commercialization of the technology.

         During 1995, the Company began discussions with the Predecessor Companies that resulted in the Merger that was effective December 16, 1996. For the year ended December 31, 1996, the Company incurred one time merger expenses of $364,852 compared to $106,415 in the year ended December 31, 1995. No expenses related to this transaction were incurred in 1997.

         The Company issued $3,000,000 in principal amount of 6% Secured Convertible Subordinated Debentures ("Debentures") on August 13, 1997, and recorded associated one-time expenses of $1,106,452. The expenses included $750,000 in discount calculated as of the closing date, $100,000 for the value of warrants issued to placement agents and the purchasers of the Debentures, $170,000 in placement fees and $87,000 in professional, stock exchange and registration fees associated with the Debentures and subsequent registration statement. (See Note 4 to the Financial Statements.)

         Interest income was $39,442 for the year ended December 31, 1997 compared to $13,743 and $16,606 for the years ended December 31, 1996 and 1995, respectively. The increase is due to increased cash balances available for investment resulting from the net proceeds of the Debentures.

         Interest expense increased to $72,464 for the year ended December 31, 1997 compared to $872 and $264 for the years ended December 31, 1996 and 1995, respectively. The increase in the expense is the result of borrowings through margin accounts utilizing NSI common stock for collateral and the expense associated with the Debentures. The Company has the option of paying the interest in cash, or in stock at the prevailing conversion price under the Debentures.

         The Company recognized a gain on available-for-sale securities of $794,819 for the year ended December 31, 1997 compared to $664,057 for the same period in 1996 which has been recorded as other income. On December 5, 1995 the Company and the Predecessor Companies entered into a Settlement Agreement with NSI (the "Settlement Agreement"). The purpose of the Settlement Agreement was to resolve and clarify certain issues relating to the license agreements which NSI had with its regional licensees, and issues relating to warrants to purchase shares of NSI common stock which were held by the Company and certain of the Predecessor Companies. As a result of exercising NSI warrants, settling claims with NSI and buying and selling NSI stock from NSI's initial public offering, the Company recorded other income of $1,715,399 in the year ended December 31, 1995.

         The equity in income or loss in partnerships is the Company's percentage of income or loss in Carolina Cytology Licensing Company and Carolina Cytology Warrant Partnership. Both entities were Predecessor Companies and were merged into the Company on the effective date of the Merger.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date primarily by the sale of NSI common stock owned by the Company, the sale of Common Shares, and the sale of the Debentures. Including the net proceeds of the sale of the Debentures in August 1997 of $2,805,000, the Company's combined cash and cash equivalents totaled $1,656,370 at December 31, 1997, an increase of $1,514,296 from December 31, 1996. As of December 31, 1997, the Company owned 450,611 shares of NSI common stock, of which 82,246 were unrestricted and can be liquidated in an orderly fashion to fund future operations. The remaining 368,365 are pledged as additional security for the Debentures. NSI common stock closed trading at $2.81 per share on December 31, 1997, and at $2.09 per share on March 16, 1998.

         The Company anticipates that its cash requirements will be substantial for the immediate future and believes that it will be necessary to raise additional capital in order to complete the development of the OxyNet device and continue funding the negative cash flow from operations. The expected negative cash flow from operations will result from the accounts payable and accrued expenses at December 31, 1997 of approximately $417,000, the costs associated with the sales and marketing efforts to healthcare providers, doctors and laboratories during 1998 and the overhead necessary for the day to day operations of the Company.

         In addition to exploiting its rights under the license agreement with NSI, the corporate mission of the Company is to become a well diversified health care technology company founded upon proprietary products that offer a distinct market advantage. The Company's intention is to follow the example of the initial investment, the PAPNET technology, in pursuing other opportunities in healthcare technology. Specifically, the Company intends to make early investments and applying the management and marketing resources of the Company to develop and implement strategies which will substantially increase the value of the investment over a period of two to four years. As opportunities become available, the Company will require substantial funds in making the initial investment and/or commercializing new healthcare products.

         In pursuit of that strategy, the Company has embarked upon the development of an oxygen generation/concentration device for use in home healthcare. In early 1997 the Company entered into an agreement with Ceram, pursuant to which the Company obtained the right to acquire 95% ownership of a Ceram subsidiary that holds an exclusive world-wide license to Ceram's patented oxygen generation technology for all applications except oxygen sensors and fuel cells. Pursuant to the agreement, through December 31, 1997 the Company had advanced $278,499 to the Ceram subsidiary to complete the fabrication and testing of a ceramic element incorporating the licensed technology, which the Company expects will be capable of generating oxygen of a purity and in quantities suitable for medical use. Through December 31, 1997, the Company had expensed an additional $345,171 in costs associated with the development of this technology. It is the Company's intention to incorporate the element into an oxygen generation device (the OxyNet(R) System) that the Company expects tO manufacture and market to the home health care industry.

         Upon completion of an acceptance test demonstrating the technology's ability to consistently generate pure oxygen, the Company has the option to acquire for $200,000 common shares representing 95% of the Ceram subsidiary's outstanding common equity. This investment will then be used to fund a license fee payable to Ceram under the license agreement for the technology. Thereafter, the Company expects to proceed with the development of a commercial version of the device, obtain appropriate regulatory approvals, and commence manufacturing, marketing and distribution of the product. These activities are likely to require substantial expenditures in 1998 and 1999, requiring it to seek additional capital during this period. The amount and timing of the Company's capital needs will depend to a large degree upon the ultimate methods of manufacture, marketing and distribution chosen by the Company.

         The Company has assessed the potential operational and financial effects that it may encounter with respect to its information systems as a result of the "Year 2000" issue, and believes that these will not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The response to this Item is submitted in a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is hereby incorporated by reference from the registrant's definitive proxy statement filed pursuant to Regulation 14A which has been, or will be, filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is hereby incorporated by reference from the registrant's definitive proxy statement filed pursuant to Regulation 14A which has been, or will be, filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item hereby incorporated by reference from the registrant's definitive proxy statement filed pursuant to Regulation 14A which has been, or will be, filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item hereby incorporated by reference from the registrant's definitive proxy statement filed pursuant to Regulation 14A which has been, or will be, filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  (1) The following financial statements are included in this report under Item 8:

                          Balance Sheets as of December 31, 1996 and 1997.

                          Statements of Operations for the three years ended December 31, 1997.

                          Statements of Stockholders' Equity for the three years ended December 31, 1997.

                          Statements of Cash Flows for the three years ended December 31, 1997.

                          Notes to the Financial Statements.

                          Independent Auditors' Report.

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


                  (3) Exhibits:

      EXHIBIT                                  EXHIBIT
      NUMBER                                 DESCRIPTION
      ------                                 -----------

        3.1 Amended and Restated Articles of Incorporation of the Registrant. (Previously filed as Appendix A to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

        3.2               Amended and Restated Regulations of the Registrant.
                          (Previously filed as Appendix A to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

        3.3 Form of Specimen Stock Certificate. (Previously filed as Exhibit 3(e) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

        4.1 Articles FOURTH, SIXTH, SEVENTH, EIGHTH, TENTH, and ELEVENTH, of the Registrant's Amended and Restated Articles of Incorporation and Articles I, V and VII of the Registrant's Amended and Restated Regulations. (Previously filed as Exhibit 4(b) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

       10.1               Settlement Agreement among Neuromedical Systems, Inc.
                          and the Registrant, Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., Cytology West, Inc., Carolina Cytology Licensing Company, Papnet Utah, Inc., Carolina Cytology Warrant Partnership, and GRK Partners, dated as of December 5, 1995. (Previously filed as Exhibit 10(a) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

       10.2 Voting Agreement among the Registrant, Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc., and Carolina Cytology, Inc., and certain shareholders of these entities dated July 5, 1996. (Previously filed as Exhibit 10(c) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

       10.3 Loan Agreement among the Registrant, Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc., and Carolina Cytology, Inc., dated July 5, 1996, and the Side letter thereof, dated July 18, 1996. (Previously filed as Exhibit 10(d) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

       10.4 Amended and Restated 1995 Stock Option Plan of the Registrant. (Previously filed as Exhibit 10(i) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

       10.5 Net Lease between Muirfield Square, Ltd. as Lessor and Registrant as Lessee, dated September 15, 1997. (Previously filed as Exhibit 10.9 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

       10.6 Investment Agreement among the Registrant, CeramPhysics, Inc. and Ceram Oxygen Technologies, Inc., dated February 28, 1997. (Previously filed as
                          Exhibit 10(j) to Registrant's 1996 Annual Report on Form 10-K, Commission file no. 1-12529, and incorporated herein by reference.)

       10.7     *         Revolving Loan-Grid Note, between the Registrant as
                          the lender and Ceram Oxygen Technologies, Inc. as maker, dated February 28, 1997, as amended December
                          16, 1997.

       10.8 Marketing Support Agreement among Neuromedical Systems, Inc., NetMed, Inc., and Blue Cross and Blue Shield Mutual of Ohio, dated January 30, 1997. (Previously filed as Exhibit 10(l) to Registrant's 1996 Annual Report on Form 10-K, and incorporated herein by reference.)

       10.9               Employment Agreement between the Registrant and David
                          J. Richards, dated as of April 1, 1997. (Previously filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1997, and incorporated herein by reference.)

       10.10 Employment Agreement between the Registrant and William J. Kelly, Jr., dated as of July 1, 1997. (Previously filed as Exhibit 10.14 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

       24       *         Powers of Attorney.

       27       *         Financial Data Schedule.

       99.1 6% Secured Convertible Subordinated Debenture Purchase Agreement, dated August 12, 1997, between the Registrant and CPR (USA), Inc. (Previously filed as Exhibit 99.1 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

      99.2 Pledge Agreement, dated August 12, 1997, among the Registrant, CPR (USA), Inc., LibertyView Fund LLC, LibertyView Plus Fund, and National City Bank. (Previously filed as Exhibit 99.2 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

      99.3 Convertible Debenture Escrow Agreement, dated August 12, 1997, among the Registrant, CPR (USA), Inc., and Sheldon E. Goldstein, P.C. (Previously filed as
                          Exhibit 99.3 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

      99.4 Registration Rights Agreement, dated August 12, 1997, between the Registrant and CPR (USA), Inc. (Previously filed as Exhibit 99.4 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

      99.5 Debenture, dated August 13, 1997, issued by the Registrant to CPR (USA), Inc. (Previously filed as
                          Exhibit 99.5 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

      99.6 Warrant to Purchase 73,334 Shares of Common Stock, dated August 13, 1997, issued by the Registrant to CPR
                          (USA), Inc. (Previously filed as Exhibit 99.6 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

      99.7                Amendment to Convertible Debenture Purchase Agreement.
                          (Previously filed as Exhibit 99.7 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

      99.8       *        Amendment 2 to Convertible Debenture Purchase
                          Agreement, dated February 27, 1998.


    *    Filed with this Report.


         (b)      REPORTS ON FORM 8-K

                  None.

         (c)      EXHIBITS

                  The exhibits to this report begin on page 38.

         (d)      FINANCIAL STATEMENT SCHEDULES

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NetMed, Inc.


Date:  March 23,1998                              By: /s/ DAVID J. RICHARDS
                                                     ---------------------------
                                                  David J. Richards, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of March, 1998.

         Signature                          Title


         /s/ DAVID J. RICHARDS               President and Director
         --------------------------------
             David J. Richards


             *JOHN P. KENNEDY                 Vice President-Business
         --------------------------------     Development, Treasurer,
             John P. Kennedy                  and Director


             *KENNETH B. LEACHMAN             Vice President - Finance
         --------------------------------     (Principal Accounting Officer)
             Kenneth B. Leachman


             *WILLIAM J. KELLY, JR.           Vice President, Secretary
         --------------------------------     and General Counsel
             William J. Kelly, Jr.


             *S. TREVOR FERGER                Director
         --------------------------------
             S. Trevor Ferger


             *CECIL J. PETITTI                Director
         --------------------------------
             Cecil J. Petitti


             *JAMES F. ZID                    Director
         --------------------------------
             James F. Zid


             *MICHAEL S. BLUE                 Director
         --------------------------------
             Michael S. Blue


             *ROBERT J. MASSEY                Director
         --------------------------------
             Robert J. Massey


    *By: /s/ DAVID J. RICHARDS
         --------------------------------
         David J. Richards, Attorney in fact

                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c) and (d)

                   Financial Statements and Supplementary Data
         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules

                          Year ended December 31, 1997

                                  NetMed, Inc.

                                  Dublin, Ohio

                                  NetMed, Inc.

                          Audited Financial Statements


                  Years ended December 31, 1997, 1996 and 1995





                                    CONTENTS

Report of Independent Auditors...............................................22

Audited Financial Statements

Balance Sheets...............................................................23
Statements of Operations.....................................................24
Statements of Stockholders' Equity...........................................25
Statements of Cash Flows.....................................................26
Notes to Financial Statements................................................27

                         Report of Independent Auditors


The Board of Directors and Stockholders
NetMed, Inc.


We have audited the accompanying balance sheets of NetMed, Inc. (the Company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Columbus, Ohio
February 16, 1998

                                  NetMed, Inc.

                                 Balance Sheets

                                                                                      DECEMBER 31
                                                                                 1997             1996
                                                                          ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $1,656,370      $   142,074
   Accounts receivable                                                          216,356          175,512
   Prepaid assets                                                                25,208           28,394
                                                                          ---------------------------------
Total current assets                                                          1,897,934          345,980

Investment in NSI--available for sale                                         1,267,343        9,238,503
Notes receivable - NSI                                                           21,443           21,443
Note receivable-COTI                                                            278,499               --
Furniture and equipment (net of accumulated
   depreciation of $46,095 -- 1997 and $32,399 -- 1996)                          42,263           28,034
Deferred taxes                                                                  260,100          744,162
Deposits and other assets                                                         1,467            1,468
                                                                          =================================
Total assets                                                                 $3,769,049      $10,379,590
                                                                          =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $  113,176      $    97,625
   Accrued expenses                                                             304,576          223,536
   Loan payable                                                                       --          96,909
   Other liabilities                                                             69,102           29,844
                                                                          ---------------------------------
Total current liabilities                                                       486,854          447,914

Deferred taxes                                                                  260,100        2,896,609
Convertible debentures                                                        2,190,000
                                                                                                      --

Stockholders' equity:
   Common stock, no par value, 20,000,000 shares authorized, 11,080,783 and
     10,940,524 issued and outstanding at December 31, 1997 and 1996
                                                                              5,417,151        3,881,605
   Unrealized gains (losses) on available-for-sale securities net of
     deferred taxes of $0 in 1997 and $2,636,509 in 1996                       (499,478)       3,954,764
   Retained deficit                                                          (4,085,578)        (801,302)
                                                                          ---------------------------------
Total stockholders' equity                                                      832,095        7,035,067
                                                                          ---------------------------------
Total liabilities and stockholders' equity                                   $3,769,049      $10,379,590
                                                                          =================================

See accompanying notes.

                                  NetMed, Inc.

                            Statements of Operations


                                                                            YEAR ENDED
                                                                            DECEMBER 31,
                                                            1997                1996               1995
                                                     -------------------------------------------------------
Royalty revenue                                         $   893,608        $   102,813       $   48,000

Operating expenses:
   Salaries and benefits                                  1,818,251            838,846          303,105
   Sales and marketing                                      622,060            250,389           74,329
   General and administrative                               612,944            240,562           89,299
   Business development                                     293,952             85,476               --
   Merger (Note 1)                                               --            364,852          106,415
                                                     -------------------------------------------------------
Operating expenses                                        3,347,207          1,780,125          573,149
                                                     -------------------------------------------------------

Operating  loss                                          (2,453,599)        (1,677,312)        (525,149)

Other income (expense):
   Interest income                                           39,442             13,743           16,606
   Interest expense                                         (72,464)              (872)            (264)
   Gain on sale of available-for-sale securities            794,819            664,057               --
   Financing costs                                       (1,106,452)                --               --
   Equity (loss) income in partnerships                          --            (13,451)          49,638
   NSI settlement and common stock
     transactions (Note 3)                                       --                 --        1,715,399
                                                     -------------------------------------------------------
Total other (expense) income                               (344,655)           663,477        1,781,379
                                                     -------------------------------------------------------
(Loss) income before income taxes                        (2,798,254)        (1,013,835)       1,256,230

Income tax liability (benefit)                              486,022           (421,013)         (68,715)
                                                     -------------------------------------------------------
Net (loss) income                                       $(3,284,276)       $  (592,822)      $1,324,945
                                                     =======================================================

(Loss) income per share:
    Basic                                                     $(.30)             $(.09)            $.22
                                                     =======================================================
                                                     =======================================================
    Diluted                                                   $(.30)             $(.09)            $.21
                                                     =======================================================

See accompanying notes.

                                  NetMed, Inc.

                       Statements of Stockholders' Equity



                                                        ADJUSTMENTS TO     RETAINED
                                                       UNREALIZED GAINS    EARNINGS
                                       COMMON STOCK        (LOSSES)        (DEFICIT)      TOTAL
                                     -------------------------------------------------------------
Balance, January 1, 1995                 $2,272,025    $        --       $(1,533,425)   $  738,600
   Stock issued and warrants
     exercised                              290,517             --                --       290,517
   Adjustment to unrealized gains
     net of tax                                  --      3,899,617                --     3,899,617
   Net income                                    --             --         1,324,945     1,324,945
                                     -----------------------------------------------------------------
Balance, December 31, 1995                2,562,542      3,899,617          (208,480)    6,253,679
   Stock options exercised                    3,600             --                --         3,600
   Adjustment to unrealized gains
     net of tax                                  --     (1,710,691)               --    (1,710,691)
   Net assets acquired via the
     Merger (Note 1)                        905,463      1,765,838                --     2,671,301
   Deferred compensation
       stock options                        410,000             --                --       410,000
   Net loss                                      --             --          (592,822)     (592,822)
                                     -----------------------------------------------------------------
Balance, December 31, 1996                3,881,605      3,954,764          (801,302)    7,035,067
   Adjustment to unrealized gains
     net of tax                                  --     (4,454,242)               --    (4,454,242)
   Deferred compensation
       Stock options                        455,593             --                --       455,593
   Warrants issued                          850,096             --                --       850,096
   Stock issued                             360,000             --                --       360,000
   Stock received for note (Note 10)       (130,143)            --                --      (130,143)

   Net loss                                      --             --        (3,284,276)   (3,284,276)
                                     -----------------------------------------------------------------
Balance, December 31, 1997               $5,417,151    $  (499,478)      $(4,085,578)  $   832,095
                                     =================================================================

See accompanying notes.

                                  NetMed, Inc.

                            Statements of Cash Flows

                                                                            YEAR ENDED DECEMBER 31,
                                                                  1997              1996             1995
                                                            -----------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                             $(3,284,276)     $  (592,822)     $ 1,324,945
Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                 13,696            7,776            7,496
     Change in deferred taxes                                     484,062         (421,013)         (68,715)
     Gain on settlement and exercise of
       warrants with NSI                                               --               --       (1,402,002)
     Gain on available-for-sale securities                       (794,819)        (664,057)              --
     Compensation on extended stock options                       455,593          410,000               --
     Equity (income) loss in partnership                               --           13,451          (49,638)
     Financing costs                                              850,096               --               --
     Changes in operating assets and liabilities:
       Accounts receivable                                       (170,987)         (55,727)         (42,548)
       Note receivable from stockholder                                --           50,000               --
       Prepaid assets                                               3,186          (27,373)              --
       Accounts payable                                            15,551           47,694           49,931
       Accrued expenses and other liabilities                      81,040          101,398           94,127
         Other liabilities                                         39,258               --               --
                                                            ---------------------------------------------------
Net cash used in operating activities                          (2,307,600)      (1,130,673)         (86,404)

INVESTING ACTIVITIES
Sale of NSI stock                                               1,225,229          750,057               --
Net cash advances to Predecessor Companies in
   contemplation of Merger                                             --         (400,183)              --
Notes receivable - NSI                                                 --           29,637           74,961
Note receivable-COTI                                             (278,499)              --               --
Purchase of furniture and equipment                               (27,925)         (18,494)          (4,260)
Other assets                                                           --             (138)           1,000
                                                            ---------------------------------------------------
Net cash provided by investing activities                         918,805          360,879           71,701

FINANCING ACTIVITIES
Issuance of convertible debentures                              3,000,000               --               --
(Payment) proceeds from margin activity                           (96,909)          96,909               --
Issuance of common stock and warrants exercised                        --            3,600          290,517
                                                            ---------------------------------------------------
Net cash provided by financing activities                       2,903,091          100,509          290,517
                                                            ---------------------------------------------------

Net increase (decrease) in cash                                 1,514,296         (669,285)         275,814

Cash and cash equivalents at beginning
   of period                                                      142,074          811,359          535,545
                                                            ===================================================
Cash and cash equivalents at end of period                    $ 1,656,370      $   142,074     $    811,359
                                                            ===================================================

See accompanying notes.

                                  NetMed, Inc.

                          Notes to Financial Statements

                                December 31, 1997


1.  ORGANIZATION AND BASIS OF PRESENTATION

NetMed, Inc. is engaged in the business of acquiring, developing and marketing medical and health-related technologies. The Company's revenues are currently derived principally from the marketing of the PAPNET(R) TestinG System, an advanced computerized test that pinpoints and magnifies precancerous and cancerous cells. The Company is also investigating other medical technologies, including an oxygen concentrator device to be sold in the home healthcare market.

On December 5, 1996, the Company's shareholders approved an Agreement and Plan of Merger (the "Merger Agreement") whereby Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc. (CCWP), and Carolina Cytology, Inc. (the "Predecessor Companies") were merged with and into the Company (the "Merger"). The Merger was effective on December 16, 1996 and the Company issued, in the aggregate, 4,849,988 shares of its common stock, without par value, in exchange for the issued and outstanding shares of the Predecessor Companies. Under terms of the Merger Agreement, the Company changed its name from Papnet of Ohio, Inc. to NetMed, Inc

Prior to the Merger, Papnet of Ohio, Inc. and each of the Predecessor Companies (except for CCWP) held long-term territorial license agreements ("License Agreement") issued by Neuromedical Systems, Inc. (NSI). The License Agreements provide the right to sell the "PAPNET(R) System" and the "PAPNET(R) Service", as described below, in OhIo, Kentucky, Missouri, Georgia, North Carolina and the Standard Metropolitan Area of Chicago. As a result of the Merger, and in accordance with an agreement with NSI, the individual License Agreements held by Papnet of Ohio, Inc. and the Predecessor Companies will be exchanged for a single License Agreement ("Amended License") that encompasses the same territories covered by the individual License Agreements. While the Company and NSI have agreed on the general form of the Amended License, which the Company has agreed to execute with certain modifications, no final agreement has been executed as of December 31, 1997.

NSI, founded in 1988, is a healthcare technology company focused on diagnostic screening applications to aid in the early detection of certain cancers. NSI's first and to date only product, the PAPNET(R) System, was approved for commercial use in the United States by the Food and Drug Administration (the "FDA") on November 8, 1995. The PAPNET(R) Service permits laboratories to submit Pap smear slides to one of NSI's central facilities for processinG by the PAPNET(R) System. NSI's objective is to establish the use of its PAPNET(R) System as the new standard of cAre in cervical cancer screening.

                                  NetMed, Inc.

 1.   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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


                                                   PRO FORMA
                                             YEAR ENDED DECEMBER 31
                                             1996               1995
                                     ------------------- ------------------
Royalty revenue                         $    222,002        $     84,000
Operating loss                            (2,153,257)           (641,788)
Net (loss) income                         (1,032,865)          2,484,546
Net (loss) income per share                     (.10)                .23

The Company received the following assets and assumed the following liabilities at the Merger date:

Cash                                    $     41,000
Accounts receivable                           44,000
NSI common stock                           4,457,000
                                     -------------------
Totals assets                             $4,542,000

Payable to Net Med, Inc.                 $   441,000
Accrued liabilities                           27,000
Deferred taxes                             1,256,000
Minority interest                            146,000
                                     -------------------
                                           1,870,000
                                     -------------------
Net equity at Merger                      $2,672,000
                                     ===================

The payable to the Company was offset against a related receivable from the Predecessor Companies recorded on the books of the Company at the date of Merger. In addition, the minority interest represented NetMed's interest in two partnerships controlled by certain predecessor companies (see Note 2).

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

FURNITURE AND EQUIPMENT

Furniture and equipment consists of office furniture and computer equipment recorded at cost which is being depreciated on an accelerated method over estimated useful lives ranging from three to seven years.

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

                                  NetMed, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company accounts for stock compensation arrangements in accordance with APB Opinion No. 25, "Accounting for Stock issued to Employees." The pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") is disclosed in "Note 5 - Stock Options and Warrants."

RECLASSIFICATION

Certain amounts presented for 1996 and 1995 have been reclassified to conform to the 1997 presentation

NET (LOSS) INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share:

                                                       1997               1996             1995
                                                 ------------------ ----------------- ---------------
Net (loss) income                                 $(3,284,276)         $(592,822)      $1,324,945
                                                 ================== ================= ===============

Weighted average shares                            10,963,978          6,263,924        5,895,981
Effect of dilutive stock options
     and warrants                                       N/A               N/A             453,613

                                                 ------------------ ----------------- ---------------
                                                   10,963,978          6,263,924        6,349,594
                                                 ================== ================= ===============

Basic earnings per share                              $(.30)             $(.09)            $.22
                                                 ================== ================= ===============

Diluted earnings per share                            $(.30)             $(.09)            $.21
                                                 ================== ================= ===============

                                  NetMed, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The outstanding convertible debentures (see Note 4) were not included in the diluted earnings per share calculation for 1997 because the effect would be antidilutive.

3.  INVESTMENT IN NSI

The Company owns stock in NSI as a result of the exercise of warrants and settlement of certain claims with NSI. The investment is classified as available-for-sale and is carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. NSI trades publicly on the NASDAQ NMS under the symbol "NSIX." The Company sold 140,000 and 43,000 shares of NSI stock which resulted in a gain of $794,819 and $664,057 during 1997 and 1996, respectively, which was reported as other income. In addition, the Company used 106,635 shares in exchange for a reduction of $450,000 in the debentures payable more fully described in Note 4.

As of December 31, 1997, the Company owned 450,611 shares of NSI stock at a cost of $1,766,821 of which 368,365 shares are pledged as additional security for the debentures payable. The NSI common stock has been recorded in the accompanying balance sheet based on its $2.81 closing price on December 31, 1997.

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

                                  NetMed, Inc.

 4.   CONVERTIBLE DEBENTURES

In August 1997, the Company issued $3,000,000 of 6% Convertible Debentures (the "Debentures") resulting in net proceeds to the Company of $2,743,644 and recorded associated one time expenses of $1,106,452. The expenses included $750,000 in discount calculated as of the closing date, $100,000 for the cost of warrants issued to placement agents and the purchasers of the Debentures, $170,000 in placement fees and $87,000 in professional, stock exchange and registration fees associated with the Debentures and subsequent registration statement. The Company has reserved 1,500,000 shares for the conversion of the Debentures.

The Debentures are convertible into Common Stock at a conversion price equal to 80% of the average closing price of the Common Stock for the three business days immediately preceding such time as the debentures are converted (75% after March 31, 1998) and mature August 13, 2000. The Debentures may also be redeemed for cash at the Company's option. Interest is accrued and at the option of the Company may be paid in cash or converted to Common Stock at the same prices as above. As of December 31, 1997, Debentures with a total principal amount of $360,000 had been converted into 150,000 shares of Common Stock.

The Debentures were originally secured by 475,000 shares of common stock of Neuromedical Systems, Inc. owned by the Company (the "NSI Shares"). During 1997, the Company exchanged 106,635 NSI Shares for a reduction of $450,000 in the Debentures payable. If at anytime between February 1, 1998 and March 31, 1998, the conversion price is $3.00 or less, the holders of the Debentures may elect to exercise their conversion rights for NSI Shares, rather than common stock of the Company, at a discount that would produce a 25% return on an annualized basis.

In connection with this financing, the Company issued warrants to the purchasers of the Debentures and to placement agents. The warrants are exercisable at any time prior to August 13, 2000 at exercise prices of $7.79 per share (for up to 150,000 shares) and $9.35 per share (for up to 65,000 shares).

In February, 1998, the conversion price discount was modified to 22.5% from April 1 through June 30, 1998, and 25% thereafter; and the period during which the Debenture holders may convert into NSI Shares was extended to June 30, 1998.

                                  NetMed, Inc.

5.  STOCK OPTIONS AND WARRANTS

The Company's 1995 Stock Option Plan (the "Stock Option Plan") provides for the granting of options that may either meet the requirements of Section 422 ("Incentive Options") of the Internal Revenue Code of 1986, as amended (the "Code") or not meet such requirements ("Nonqualified Options"). Key employees, officers, and directors of, and consultants and advisors who render services to, the Company are eligible to receive options under the Stock Option Plan. The following represents the activity for the Stock Option Plan for the year ended December 31, 1997:

                                                                        Options Granted
                                                    -------------------------------------------------------
                                                    Equal to     Less than     Greater than      Total
                                                     Market     Market Value   Market Value     Options
                                                      Value                                   Granted 1997
         --------------------------------------------------------------------------------------------------
         Options Granted                               --         313,667        225,000        538,667
         Weighted-average fair value                   --          $5.25          $2.08           N/A
         Weighted-average exercise price               --          $6.76          $9.54           N/A
         Weighted-average contract life in years       --           9.1            9.33           N/A
         Compensation expense                          --        $431,593             --       $431,593

At December 31, 1997 there are 55,750 options exercisable at a weighted-average exercise price of $7.09. The number of shares available for grants under the Stock Option Plan was 211,333 and 300,000 at December 31, 1997 and 1996, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997: risk-free interest rate of 6% for 1995 and 1996 and 5.75% for 1997; no dividend yield; volatility factor of the expected market price of the Company's common stock of .62 for 1995 and 1996 and .44 for 1997 and expected lives ranging from 2 to 5 years.

If the Company had elected to recognize compensation cost based on the fair value of options at the grant date as prescribed by SFAS No. 123, the following displays what reported net income (loss) and per share amounts would have been:

                                  NetMed, Inc.

5.    STOCK OPTIONS AND WARRANTS (CONTINUED)


                                                     PRO FORMA YEARS ENDED DECEMBER 31
                                               1997               1996                1995
                                        ------------------------------------------------------------
Net (loss) income                       $(4,035,573)       $    (873,866)          $ 1,257,467
Diluted (loss) income per share               $(.37)               $(.14)                 $.20

The pro forma financial effects of applying SFAS No. 123 are not likely to be representative of the pro forma effects on reported results of operations for future years.

The following is a summary of the stock option activity for a prior non-qualified plan (no additional options may be granted under this plan) for the three years ended December 31, 1997:

                                           NUMBER OF          WEIGHTED AVERAGE
                                            SHARES            EXERCISE PRICE
                                          ------------------------------------

NON-QUALIFIED PLAN
Outstanding at January 1, 1995               405,600              $ 1.32

Issued                                        16,000              $11.00
Expired                                       56,000              $ 1.38
                                          ----------------

Outstanding at December 31, 1995             365,600              $ 1.74

Issued                                        56,000              $ 1.55
Exercised                                     21,200              $ 1.53
Expired                                       64,000              $ 1.53
                                          ----------------

Outstanding at December 31, 1996             336,400              $ 1.76

Issued                                        16,000              $ 3.25
Exercised                                      8,400              $ 1.83
Expired                                       16,000              $ 3.25
                                          ----------------

Outstanding at December 31, 1997             328,000              $ 1.76
                                          ================

Exercisable at December 31, 1995             349,600              $ 1.31
Exercisable at December 31, 1996             336,400              $ 1.76
Exercisable at December 31, 1997             328,000              $ 1.76

The exercisable options for the non-qualified plan had a remaining weighted-average contract life of 2.9 years.

                                  NetMed, Inc.

 5.    STOCK OPTIONS AND WARRANTS (CONTINUED)

During 1997 and 1996, the company extended the expiration date of 16,000 and 56,000 options, respectively, due to expire near the end of the year. Accounting Principles Board Opinion No. 25 requires that extended options be treated as if they were a new grant. The exercise price set for these options was below the market price at the date of grant and resulted in $24,000 in 1997 and $410,000 in 1996 in compensation expense. These options had a weighted-average fair value and a weighted-average exercise price of $2.11 and $3.25 for the 1997 extension and $7.60 and $1.55 for the 1996 extension, respectively.

As of December 31, 1997, there were outstanding 286,020 warrants to purchase common stock at exercise prices from $.875 per share to $9.35 per share. The following is a summary of warrant activity for the three years ended December 31, 1997:

                                                NUMBER OF     WEIGHTED AVERAGE
                                                  SHARES      EXERCISE PRICE
                                                ------------------------------

Outstanding at January 1, 1995                   255,040             $.93

Exercised                                       (184,200)            $.90
                                                -----------

Outstanding at December 31, 1995
    and December 31, 1996                         71,020            $1.25

Issued during 1997                               215,000            $8.26
                                                -----------
Outstanding and exercisable at December 31,
   1997                                          286,020            $6.46
                                                ===========

                                  NetMed, Inc.

6.  INCOME TAXES

Significant components of deferred tax assets and liabilities are as follows:

                                             1997                1996
                                        --------------------------------

Loss carryforwards                      $  1,132,251         $   580,162
Unrealized gains on investments                   --          (2,636,509)
Gain on NSI warrants                        (260,100)           (260,100)
Stock options issued                         346,237             164,000
Valuation allowance provided              (1,218,388)                 --
                                        --------------------------------
Net deferred tax liability              $         --         $(2,152,447)
                                        ================================

At December 31, 1997, the Company had unused NOL carryforwards for tax purposes of approximately $329,000, $320,000, $211,000, $711,000 and $1,380,000 which expire in 2007, 2008, 2009, 2010 and 2011 respectively.

At December 31, 1997, a full valuation allowance was recorded due to the lack of deferred tax liabilities, historical income and tax planning strategies. For 1996, due to the existence of a significant deferred tax liability, a valuation allowance was not required.

The reconciliation of income tax computed at the statutory rate to the recorded tax provision (benefit) is:

                                                           1997              1996              1995
                                                      ---------------- ----------------- -----------------
Tax provision (benefit) at statutory rate                  $(951,406)       $(344,704)        $ 427,118
Benefit of state loss carryforward                          (108,189)         (76,309)               --
Permanent differences:
     Convertible discount and interest                       313,670               --                --
     Other permanent                                          13,559               --                --
Recognition of previously reserved tax
   assets                                                         --               --          (495,833)
Valuation allowance provided                               1,218,388               --                --
                                                      ---------------- ----------------- -----------------
Total tax provision (benefit)                             $  486,022        $(421,013)        $ (68,715)
                                                      ================ ================= =================

                                  NetMed, Inc.

7.  NOTE RECEIVABLE FROM STOCKHOLDER

On October 14, 1994, the Company loaned one of its officers and stockholders $50,000, at prime plus 1/2% interest. Under the loan agreement, effective with the Merger described in Note 1, the loan was deemed a bonus and converted into compensation during the year ended December 31,1996.

8.  NOTE RECEIVABLE FROM CERAM OXYGEN TECHNOLOGIES, INC.

On March 3, 1997, the Company entered an agreement with CeramPhysics, Inc.("Ceram") pursuant to which the Company has the right to acquire control of a newly-organized corporation, Ceram Oxygen Technologies, Inc ("COTI") holding a worldwide license to Ceram's patented oxygen generation technology, which is exclusive as to all applications except oxygen sensors and fuel cells. Pursuant to the agreement, the Company will work with and loan up to $300,000 to Ceram to complete the fabrication and testing of a ceramic element incorporating the licensed technology, which will be capable of generating oxygen of a purity and in quantities suitable for medical use. Ceram has pledged the patents as additional security for the note. As of December 31, 1997, the Company has advanced $278,499 under the note.

9.  LEASES

The Company leases facilities and equipment under operating leases. Commitments for these leases approximate $109,000, $106,000, $94,000, $85,000 and $43,000 for the years ending December 31, 1998, 1999, 2000, 2001 and 2002, respectively. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $68,798, $41,677 and $19,537 respectively.

In September 1997, the Company entered into a net lease with Muirfield Square, Ltd. for 4,900 square feet of office space in which the Company's principal offices are located. The lease term is for five years at an annual rent of $53,900 for the first year, escalating annually at the rate of 3% over the term, and renewable for an additional 5 year term at an annual rental of $60,660. Certain officers and directors own a majority of the membership interests in Muirfield Square, Ltd. The Company believes that the lease is on terms at least as favorable to the Company as available for office space of a similar size and quality in the locality.

10. NOTE RECEIVABLE

In April 1997, the Company completed a transaction to accept 16,331 shares of Company stock for payment of a note receivable valued at $130,143. The number of shares received in the exchange was based on the market value of the shares in November 1996 when the method of settling the note was negotiated. The note was charged to common stock on the accompanying balance sheet as the shares were retired.

                                  NETMED, INC.

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997

                                  EXHIBIT INDEX

                                  EXHIBIT INDEX

     EXHIBIT
      NUMBER                                  DESCRIPTION

        3.1 Amended and Restated Articles of Incorporation of the Registrant. (Previously filed as Appendix A to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

        3.2                Amended and Restated Regulations of the Registrant.
                           (Previously filed as Appendix A to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

        3.3 Form of Specimen Stock Certificate. (Previously filed as Exhibit 3(e) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

        4.1 Articles FOURTH, SIXTH, SEVENTH, EIGHTH, TENTH, and ELEVENTH, of the Registrant's Amended and Restated Articles of Incorporation and Articles I, V and VII of the Registrant's Amended and Restated Regulations. (Previously filed as Exhibit 4(b) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

       10.1                Settlement Agreement among Neuromedical Systems, Inc.
                           and the Registrant, Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., Cytology West, Inc., Carolina Cytology Licensing Company, Papnet Utah, Inc., Carolina Cytology Warrant Partnership, and GRK Partners, dated as of December 5, 1995. (Previously filed as Exhibit 10(a) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

       10.2 Voting Agreement among the Registrant, Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc., and Carolina Cytology, Inc., and certain shareholders of these entities dated July 5, 1996. (Previously filed as Exhibit 10(c) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

       10.3 Loan Agreement among the Registrant, Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc., and Carolina Cytology, Inc., dated July 5, 1996, and the Side letter thereof, dated July 18, 1996. (Previously filed as Exhibit 10(d) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

       10.4 Amended and Restated 1995 Stock Option Plan of the Registrant. (Previously filed as Exhibit 10(i) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

       10.5 Net Lease between Muirfield Square, Ltd. as Lessor and Registrant as Lessee, dated September 15, 1997. (Previously filed as Exhibit 10.9 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

       10.6 Investment Agreement among the Registrant, CeramPhysics, Inc. and Ceram Oxygen Technologies, Inc., dated February 28, 1997. (Previously filed as
                           Exhibit 10(j) to Registrant's 1996 Annual Report on Form 10-K, Commission file no. 1-12529, and incorporated herein by reference.)

       10.7      *         Revolving Loan-Grid Note, between the Registrant as
                           the lender and Ceram Oxygen Technologies, Inc. as maker, dated February 28, 1997, as amended December
                           16, 1997.

       10.8 Marketing Support Agreement among Neuromedical Systems, Inc., NetMed, Inc., and Blue Cross and Blue Shield Mutual of Ohio, dated January 30, 1997. (Previously filed as Exhibit 10(l) to Registrant's 1996 Annual Report on Form 10-K, and incorporated herein by reference.)

       10.9                Employment Agreement between the Registrant and David
                           J. Richards, dated as of April 1, 1997. (Previously filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1997, and incorporated herein by reference.)

       10.10 Employment Agreement between the Registrant and William J. Kelly, Jr., dated as of July 1, 1997. (Previously filed as Exhibit 10.14 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

        24        *        Powers of Attorney.

        27        *        Financial Data Schedule.

       99.1 6% Secured Convertible Subordinated Debenture Purchase Agreement, dated August 12, 1997, between the Registrant and CPR (USA), Inc. (Previously filed as Exhibit 99.1 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

       99.2 Pledge Agreement, dated August 12, 1997, among the Registrant, CPR (USA), Inc., LibertyView Fund LLC, LibertyView Plus Fund, and National City Bank. (Previously filed as Exhibit 99.2 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

       99.3 Convertible Debenture Escrow Agreement, dated August 12, 1997, among the Registrant, CPR (USA), Inc., and Sheldon E. Goldstein, P.C. (Previously filed as
                           Exhibit 99.3 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

       99.4 Registration Rights Agreement, dated August 12, 1997, between the Registrant and CPR (USA), Inc. (Previously filed as Exhibit 99.4 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

       99.5 Debenture, dated August 13, 1997, issued by the Registrant to CPR (USA), Inc. (Previously filed as
                           Exhibit 99.5 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

       99.6 Warrant to Purchase 73,334 Shares of Common Stock, dated August 13, 1997, issued by the Registrant to CPR (USA), Inc. (Previously filed as Exhibit 99.6 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

       99.7 Amendment to Convertible Debenture Purchase Agreement. (Previously filed as Exhibit 99.7 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

       99.8       *        Amendment 2 to Convertible Debenture Purchase
                           Agreement, dated February 27, 1998.


    *    Filed with this Report.