Form 10-K405/A
period 1997-12-31
NETMED INC
filed 1998-04-30
CIK 863739

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

                                  Dublin, Ohio

                                  NetMed, Inc.

                          Audited Financial Statements


                  Years ended December 31, 1997, 1996 and 1995





                                    CONTENTS

Report of Independent Auditors...............................................4

Audited Financial Statements

Balance Sheets...............................................................5
Statements of Operations.....................................................6
Statements of Stockholders' Equity...........................................7
Statements of Cash Flows.....................................................8
Notes to Financial Statements................................................9

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

                                        /s/ ERNST & YOUNG LLP

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

                                                  NetMed, Inc.


Date:  April 30,1998                              By: /s/ DAVID J. RICHARDS
                                                     ---------------------------
                                                  David J. Richards, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A No. 1 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of April, 1998.

         Signature                          Title


         /s/ DAVID J. RICHARDS               President and Director
         --------------------------------
             David J. Richards


             *KENNETH B. LEACHMAN             Vice President - Finance
         --------------------------------     and Treasurer
             Kenneth B. Leachman              (Principal Financial and
                                               Accounting Officer)

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