Form 10-Q
period 1998-03-31
NETMED INC
filed 1998-05-15
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31,1998

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 11,465,381 common shares, without par value, on May 1, 1998.

                                     TABLE OF CONTENTS
                                     -----------------
                                                                                PAGE NO.
                                                                                --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Balance Sheets December 31, 1997                              1
                            and March 31, 1998

                      Statements of Operations For the Three Months
                           Ended March 31, 1998 and 1997                            2


                      Statements of Cash Flows For the Three Months Ended
                           March 31, 1998 and 1997                                  3

                      Notes to Financial Statements -
                           March 31, 1998                                           4

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                          5

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                               N/A

         Item 2.  Changes in Securities.                                           N/A

         Item 3.  Defaults Upon Senior Securities.                                 N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.             N/A

         Item 5.  Other Information.                                               N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                 7

         Signatures                                                                 8

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    NETMED, INC.
                                   Balance Sheets
                                                   March 31,          December 31,
                                                     1998                 1997
                                                  (Unaudited)
                                                  --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                      $ 1,139,520         $ 1,656,370
   Accounts receivable                                123,521             216,356
   Prepaid assets                                      16,808              25,208
                                                  -------------------------------
Total current assets                                1,279,849           1,897,934

Investment in NSI-available for sale                  853,100           1,267,343
Notes receivable-NSI                                   21,443              21,443
Notes receivable-COTI                                 363,470             278,499
Furniture and equipment (net of
    accumulated depreciation)                          42,859              42,263
Deferred taxes                                        260,100             260,100
Deposits and other assets                               1,467               1,467
                                                  -------------------------------
Total assets                                      $ 2,822,288         $ 3,769,049
                                                  ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $   105,010         $   113,176
   Accrued expenses                                   288,080             304,576
   Other liabilities                                   77,432              69,102
                                                  -------------------------------
Total current liabilities                             470,522             486,854

Deferred taxes                                        260,100             260,100
Convertible debentures                              1,697,000           2,190,000

Stockholders' equity:
   Common stock                                     5,791,042           5,417,151
   Unrealized loss on available-for-sale
     securities                                      (452,249)           (499,478)
   Retained deficit                                (4,944,127)         (4,085,578)
                                                  -------------------------------
Total stockholders' equity                            394,666             832,095
                                                  -------------------------------

Total liabilities and stockholders' equity        $ 2,822,288         $ 3,769,049
                                                  ===============================

See accompanying notes.

                                  NETMED, INC.
                            Statements of Operations
                                   (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                               1998                1997
                                           -------------------------------
Royalty revenue                            $   151,255         $   125,353

Operating expenses:
Selling, general and administrative            593,167             620,756
Business development                           144,538              43,661
                                           -------------------------------
Total operating expense                        737,705             664,417
                                           -------------------------------

Operating loss                                (586,450)           (539,064)

Other income (expense):
Interest income                                 17,239                  38
Interest expense                               (30,949)             (4,260)
(Loss) gain on available-for-
         sale securities                      (258,385)            312,049
                                           -------------------------------
Total other (expense) income                  (272,095)            307,827
                                           -------------------------------
Loss before income taxes                      (858,545)           (231,237)

Income tax expense (benefit)                        --             (85,000)
                                           -------------------------------
Net loss                                   $  (858,545)        $  (146,237)
                                           ===============================

Weighted average shares
         outstanding                        11,152,927          10,945,508
                                           ===============================

Net loss per share-basic                   $     (0.08)        $     (0.01)
                                           ===============================

Net loss per share-diluted                 $     (0.08)        $     (0.01)
                                           ===============================

See accompanying notes.

                                       NETMED, INC.
                                 Statements of Cash Flows
                                        (Unaudited)
                                                                  Three Months Ended
                                                                       March 31,
                                                            -----------------------------
                                                                1998              1997
                                                            -----------------------------
OPERATING ACTIVITIES
Net loss                                                    $ (858,545)        $(146,237)
Adjustments to reconcile net loss to net
   cash provided by (used for) operating activities:
     Depreciation and amortization                               5,700             3,600
     Change in deferred tax assets                                  --           (85,000)
     Loss (gain) on available-for-sale securities              258,385          (312,049)
     Deferred compensation                                      54,203            77,488
     Changes in operating assets and liabilities:
        Accounts receivable                                     92,835           (71,858)
        Prepaid assets                                           8,400            (1,006)
        Accounts payable                                        (8,166)           70,552
        Accrued expenses and other liabilities                  21,605             6,183
                                                            ----------------------------
Net cash used in operating activities                         (425,583)         (458,327)
                                                            ----------------------------

INVESTING ACTIVITIES
Sale of NSI stock                                                   --           402,049
Notes receivable-COTI                                          (84,971)               --
Purchase of furniture and equipment                             (6,296)           (3,127)
                                                            ----------------------------
Net cash (used) provided by investing activities               (91,267)          398,922
                                                            ----------------------------

FINANCING ACTIVITIES
Proceeds from margin account                                        --            52,906
                                                            ----------------------------
Net cash provided by financing activities                           --            52,906
                                                            ----------------------------

Net decrease in cash                                          (516,850)           (6,499)

Cash and cash equivalents at beginning of period             1,656,370           142,074
                                                            ----------------------------
Cash and cash equivalents at end of period                  $1,139,520         $ 135,575
                                                            ============================

See accompanying notes.

                                  NETMED, INC.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

NOTE B - ACQUISITION OF CERAM OXYGEN TECHNOLOGIES, INC.

On April 3, 1998, the Company acquired from Ceram Oxygen Technologies, Inc. ("COTI") 95 common shares, representing 95 percent of COTI's outstanding common shares immediately following the closing, in exchange for a cash payment of $50,000 and delivery of a note in the principal amount of $150,000 (the "Note"). The Note provides for three equal principal payments of $50,000 on each of June 1, July 1, and August 1, 1998, together with interest at the rate of 8.5 percent per annum. The remaining 5 percent of COTI's outstanding common equity is owned by CeramPhysics, Inc. ("Ceram") of Westerville, Ohio. COTI holds an exclusive worldwide license to Ceram's patented oxygen generation technology for all applications of the technology except oxygen sensors and fuel cells. The consideration was applied by COTI to payment of a $200,000 license fee owed to Ceram, with $50,000 being paid in cash, and the balance by assignment of the Note.

The acquisition was made pursuant to a February, 1997 agreement among the Company, COTI and Ceram, whereby the Company agreed to make advances to COTI to complete the fabrication and testing of a ceramic element incorporating the licensed technology. Pursuant to the agreement, through April 3, 1998, the Company had advanced $363,470 to COTI for this purpose. The agreement also provided that upon completion of an acceptance test of the ceramic element satisfactory to the Company, the Company had the right to acquire 95% of the equity of COTI for $200,000.

NOTE C - CONVERTIBLE DEBENTURES

Pursuant to the convertible debenture purchase agreement dated August 1997, the purchasers of the debentures under certain conditions may elect to exercise their conversion rights for Neuromedical Systems, Inc. (NSI) common shares pledged as collateral. For the three months ended March 31, 1998, the purchasers converted $203,000 of principal plus accrued interest into a total of 117,694 shares of NSI. This resulted in a loss on available for sale securities of $258,000 for the three months ended March 31, 1998. Subsequent to March 31, 1998, the purchasers of the debentures converted an additional $197,000 of principal plus accrued interest into a total of 106,484 shares of NSI resulting in a loss on available for sale securities of $212,683 which will be recorded in the quarter ending June 30, 1998.

NOTE D - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. During the first quarter of 1998 and 1997, total comprehensive income amounted to ($811,320) and ($1,721,865).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The principal business activity of the Company is the marketing of the PAPNET(R) Testing System, which is a proprietary product of Neuromedical Systems, Inc. ("NSI"). The PAPNET Testing System is a sophisticated interactive computer assisted system that assists the laboratory professional in the detection of abnormal cells on cervical cytology specimens (also known as Pap smears). Slides containing cytology specimens are processed using the PAPNET Testing System (either by the laboratory at its own facilities or at one of NSI's central facilities) which produces processed images for evaluation by the laboratory's NSI-trained cytotechnologists.

         In the United States, the PAPNET Testing System is promoted to assist the cytology professional in the examination of conventionally prepared smears that have first been assessed by standard manual microscopic review to be "negative", "within normal limits", or evidencing "benign cellular changes". Outside of the U.S,. some of NSI's laboratory customers use the PAPNET Testing System in a variety of modes, including to assist in the interpretation of liquid-based Pap specimens, and Pap smears that have not first been assessed by manual microscopic review. NSI has stated its intention to pursue FDA approval of the PAPNET Testing System for primary screening of both conventional and liquid-based pap smears, with clinical trials to be completed in the fourth quarter of 1998 and FDA approval in 1999. As a consequence, NSI has reduced the resources and effort devoted to marketing the PAPNET Testing System as an adjunct or supplemental test. The promotion of the PAPNET Testing System primarily to laboratories was a shift in marketing focus which NSI initiated early in 1998. As a result, there have been steep reductions in pricing for laboratories that commit to use the PAPNET system to rescreen 100% of their negative smears, or a large specified proportion of their negative smears. The Company currently has two laboratories that have committed to 100% rescreening and one additional laboratory committing to a large portion of their negative smears. The new pricing structure has reduced the effective yield per slide for the Company by approximately 20 percent.

         Total revenue increased approximately 21 percent for the quarter ended March 31, 1998 compared to the same quarter last year. This rate of increase is significantly less than the rate of increase experienced by the Company in the previous four quarters. The decline in the rate of increase is due to a number of factors including a reduction in marketing effort and expense by NSI, continued lack of widespread insurance reimbursement, increased competition from liquid-based preparations, negative publicity regarding the cost effectiveness of the PAPNET test and a shift in market focus away from the clinician to the laboratory. Not all publicity concerning cost-effectiveness was negative however. There have been extensive peer-reviewed published studies demonstrating the cost-effectiveness of PAPNET rescreening (as compared to other commonly reimbursed tests, such as mammography screening for breast cancer and PSA testing for prostate cancer), including a retrospective study of over 200,000 Pap smears reported in a recent issue of the international pathology journal Acta Cytologica. While the Company and/or NSI have plans to address each of these situations, there can be no guarantee that the Company or NSI will be successful in implementing those plans during 1998 or future years. Further, given NSI's change in focus, increases in revenue as compared to prior year quarters may be difficult to maintain throughout the remainder of 1998.

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

         This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item I of the Company's 1997 Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission, File No. 1-12529, in the section titled "Business Risks."


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Royalty revenue increased by 21% from $125,000 for the three months ended March 31, 1997 to $151,000 for the three months ended March 31, 1998. Total volume increased 52% but was offset by a lower average price due to the special pricing offered to laboratories for 100% rescreening.

         Total operating expenses increased by 11% from $664,000 for the three months ended March 31, 1997 to $738,000 for the same period in 1998. Business development expenses increased $101,000 as the Company continued the evaluation and testing of the OxyNet(R) ceramic oxygen generator. Selling, general and administrative expense decreased from $621,000 to $593,000 primarily due to a decrease in sales and marketing expenses of $75,000 caused by elimination of recruiting fees and lower supplies cost as the Company transitioned its marketing focus to the laboratory from the clinician office. The reduction in sales and marketing expense was partially offset by an increase in total employee cost of $30,000 in the general and administrative expense.

         In August 1997, the Company completed a $3,000,000 convertible debenture financing. The Company, as a condition to the financing, has pledged shares of common stock of NSI that under certain conditions may be used by the purchasers to convert outstanding debentures as well as accrued interest. For the three months ended March 31, 1998, the purchasers converted $203,000 of principal plus accrued interest into a total of 117,694 shares of NSI. This resulted in a loss on available for sale securities of $258,000 for the three months ended March 31, 1998. For the three months ended March 31, 1997 the Company sold 45,000 shares of available for sale securities in order to fund operations and recognized a gain of $312,000.

         Interest income increased from $0 for the three months ended March 31, 1997 to $17,000 for the three months ended March 31, 1998. The increase is due to higher cash balances to invest as a result of a convertible debenture financing completed in August of 1997.

         Interest expense increased from $4,000 for the three months ended March 31, 1997 to $31,000 for the same period in 1998. The increase in interest expense is the result of the convertible debenture financing mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date primarily by the sale of NSI common stock owned by the Company, the sale of common shares, and the sale of the convertible debentures. The Company's combined cash and cash equivalents totaled $1,140,000 at March 31, 1998, a decrease of $517,000 from December 31, 1997. As of March 31, 1998, the Company owned 332,917 shares of NSI common stock, of which 82,246 shares were unrestricted and can be liquidated in an orderly fashion to fund future operations. The remaining 250,671 are pledged as additional security for the convertible debentures. NSI common stock closed trading at $2.56 per share on March 31, 1998, and at $2.00 per share on May 12, 1998.

         Cash used in the Company's operations was $426,000 for the three months ended March 31, 1998 versus $458,000 used in the same period of 1997. The Company anticipates that its cash requirements will be substantial for the immediate future and believes that it will be necessary to raise additional capital in order to complete the development of the OxyNet device and continue funding the negative cash flow from operations. In April 1998, the

Company completed the previously announced transaction with CeramPhysics ("Ceram") to acquire 95% ownership of a Ceram subsidiary that holds an exclusive world-wide license to Ceram's patented oxygen generation technology for all applications except oxygen sensors and fuel cells. The purchase price for the stock was $200,000 with $50,000 paid at closing and the balance payable in three equal payments of $50,000 in June, July and August of 1998. The Company anticipates incurring significant expenses to complete the development of an oxygen device to be marketed to the home healthcare market during the second quarter of 1999. In addition to funding the development of the oxygen device, the Company must continue funding the negative cash flow from the remaining operations. The Company has reduced expenses as a result of focusing the sales and marketing efforts of the PAPNET test towards the laboratory and away form the clinician but will continue to require additional cash to fund operations.

         The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop the OxyNet oxygen device, the success of laboratory marketing plans and the Company's ability to increase the sales of the PAPNET Testing System, the timing of NSI's receipt of FDA approval for the PAPNET Testing System as a primary screener of all cytological specimens and the resources required to manufacture and market the OxyNet device. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business financial conditional and results of operations.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

               Statements in this release which relate to other than strictly historical facts, including statements about the Company's plans and strategies, as well as management's expectations about new and existing products, technologies and opportunities, market growth, demand for and acceptance of new and existing products (including the PAPNET Testing System and the OxyNet oxygen concentration device), are forward looking statements. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but are not limited to, the Company's current reliance on a single product marketed under license from NSI, the corresponding dependence on NSI's patents and proprietary technology, government regulation, continuing losses from operations and negative cash flow, limited marketing and sales history, the impact of third party reimbursement decisions, the challenges of research and development of new products, and other risks detailed in the Company's most recent Annual Report on Form 10-K and other Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements.


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



                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the quarterly period ended March 31, 1998 to be signed on its behalf by the undersigned, thereto duly authorized.




                              By:  /s/ David J. Richards
                                  ----------------------------------------------
                                    David J. Richards, President*

                              By:  /s/ Kenneth B. Leachman
                                  ----------------------------------------------
                                    Kenneth B. Leachman, Vice President-Finance*
Dated: May 15, 1998


* In his capacity as President of the Registrant, Mr. Richards is duly authorized to sign this Report on behalf of the Registrant. In his capacity as Vice President-Finance, Mr. Leachman is the Registrant's principal financial officer.

                                  EXHIBIT INDEX

EXHIBIT          EXHIBIT                                        EXHIBIT INDEX
NUMBER           DESCRIPTION                                    PAGE NUMBER
------           -----------                                    -------------

  27             Financial Data Schedule.