Form 10-Q
period 1998-06-30
NETMED INC
filed 1998-08-14
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30,1998

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,465,381 common shares, without par value, on July 31, 1998.

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Consolidated Balance Sheets at June 30, 1998
                            and December 31, 1997                                                         1

                      Consolidated Statements of Operations For the Three Months
                      Ended and the Six Months Ended June 30, 1998 and 1997                               2

                      Consolidated Statements of Cash Flows For the Six
                      Months Ended June 30, 1998 and 1997                                                 3

                      Notes to Financial Statements -
                           June 30, 1998                                                                  4

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                                6

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                      N/A

         Item 2.  Changes in Securities.                                                                  N/A

         Item 3.  Defaults Upon Senior Securities.                                                        N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                                    10

         Item 5.  Other Information.                                                                      N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                       10

        Signatures                                                                                        11

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                  NETMED, INC.
                           Consolidated Balance Sheets


                                                     June 30,           December 31,
                                                       1998                 1997
                                                   (Unaudited)
                                                  -----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                      $   594,339         $ 1,656,370
   Accounts receivable                                151,715             216,356
   Prepaid assets                                      11,408              25,208
                                                  -------------------------------
Total current assets                                  757,462           1,897,934

Investment in NSI-available for sale                   70,733           1,267,343
Notes receivable-NSI                                   21,443              21,443
Notes receivable-COTI                                      --             278,499
Furniture and equipment (net of
    accumulated depreciation)                          37,159              42,263
License (net of accumulated
    amortization)                                     583,858                  --
Deferred taxes                                        260,100             260,100
Deposits and other assets                                 467               1,467
                                                  -------------------------------
Total assets                                      $ 1,731,222         $ 3,769,049
                                                  ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $   166,255         $   113,176
   Accrued expenses                                   259,917             304,576
   Other liabilities                                  133,162              69,102
                                                  -------------------------------
Total current liabilities                             559,334             486,854

Deferred taxes                                        260,100             260,100
Convertible debentures                              1,425,000           2,190,000

Minority Interest                                      18,646                  --

Stockholders' equity:
   Common stock                                     5,849,213           5,417,151
   Unrealized loss on available-for-sale
     securities                                      (315,132)           (499,478)
   Retained deficit                                (6,065,939)         (4,085,578)
                                                  -------------------------------
Total stockholders' equity                           (531,858)            832,095
                                                  -------------------------------

Total liabilities and stockholders' equity        $ 1,731,222         $ 3,769,049
                                                  ===============================

See accompanying notes.

                                  NETMED, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                  Three Months Ended                            Six Months Ended
                                                        June 30,                                     June 30,
                                                 1998                1997                   1998                 1997
                                             ----------------------------              --------------------------------
Royalty  revenue                            $    114,500         $    214,255         $    265,755         $    339,608

Operating expenses:
Selling, general and administrative              471,743              869,553            1,064,910            1,490,309
Business development                             123,836               15,684              268,374               59,345
                                            ---------------------------------------------------------------------------
Total operating expense                          595,579              885,237            1,333,284            1,549,654
                                            ---------------------------------------------------------------------------

Operating loss                                  (481,079)            (670,982)          (1,067,529)          (1,210,046)

Other income (expense):
Interest income                                   12,337                2,061               29,576                2,099
Interest expense                                 (28,322)                (624)             (59,271)              (4,884)
(Loss) gain on available-for-
        sale securities                         (635,762)             433,007             (894,147)             745,056
                                            ---------------------------------------------------------------------------
Total other (expense) income                    (651,747)             434,444             (923,842)             742,271
                                            ---------------------------------------------------------------------------
Loss before income taxes
         and minority interest                (1,132,826)            (236,538)          (1,991,371)            (467,775)

Minority interest                                 11,010                   --               11,010                   --
Income tax expense                                    --              202,419                   --              117,419
                                            ---------------------------------------------------------------------------
Net loss                                    $ (1,121,816)        $   (438,957)        $ (1,980,361)        $   (585,194)
                                            ===========================================================================

Net loss per share-basic and diluted              ($0.10)              ($0.04)              ($0.18)              ($0.05)
                                            ===========================================================================

Shares used in computation                    11,465,381           10,947,114           11,310,017           10,946,316
                                            ===========================================================================

See accompanying notes.

                                  NETMED, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                   Six Months Ended
                                                                       June 30,
                                                               ------------------------
                                                               1998                1997
                                                               ------------------------

OPERATING ACTIVITIES
Net loss                                                   $(1,980,294)        $  (585,194)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                              20,668               7,200
     Change in deferred tax assets                                  --             115,459
     Loss (gain) on available-for
          sale securities                                      894,147            (745,056)
     Warrants issued for consulting                             10,000                  --
     Minority interest                                         (11,010)                 --
     Deferred compensation                                      85,545             131,275
     Changes in operating assets and liabilities:
        Accounts receivable                                     64,641             (51,131)
        Prepaid assets                                          13,800               7,628
        Deposits and other assets                                1,000              (4,999)
        Accounts payable                                         3,141              22,740
        Accrued expenses and other liabilities                  10,894              81,467
                                                           -------------------------------
Net cash used in operating activities                         (887,468)         (1,020,611)
                                                           -------------------------------

INVESTING ACTIVITIES
Acquisition of OxyNet                                         (100,000)                 --
Note receivable-COTI                                           (84,933)            (92,883)
Sale of NSI stock                                                   --           1,148,106
Purchase of furniture and equipment                             (6,296)             (6,742)
                                                           -------------------------------
Net cash (used) provided by investing activities              (191,229)          1,048,481
                                                           -------------------------------

FINANCING ACTIVITIES
Sale of options                                                 16,666                  --
Borrowings from margin account                                      --              44,004
                                                           -------------------------------
Net cash provided by financing activities                       16,666              44,004
                                                           -------------------------------

Net (decrease) increase in cash                             (1,062,031)             71,874

Cash and cash equivalents at beginning of period             1,656,370             142,074
                                                           -------------------------------
Cash and cash equivalents at end of period                 $   594,339          $  213,948
                                                           ===============================


See accompanying notes.

                                  NETMED, INC.

                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 1998

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the results of operations of OxyNet, Inc., a 95% owned subsidiary beginning April 3, 1998. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

NOTE B - ACQUISITION OF CERAM OXYGEN TECHNOLOGIES, INC.

         On April 3, 1998, the Company acquired from Ceram Oxygen Technologies, Inc. ("COTI") (now known as OxyNet, Inc.) 95 common shares, representing 95 percent of COTI's outstanding common shares immediately following the closing, in exchange for a cash payment of $50,000 and delivery of a note in the principal amount of $150,000 (the "Note"). The Note provides for three equal principal payments of $50,000 on each of June 1, July 1, and August 1, 1998, together with interest at the rate of 8.5 percent per annum. The remaining 5 percent of COTI's outstanding common equity is owned by CeramPhysics, Inc. ("Ceram") of Westerville, Ohio. COTI holds an exclusive worldwide license to Ceram's patented oxygen generation technology for all applications of the technology except oxygen sensors and fuel cells. The consideration was applied by COTI to payment of a $200,000 license fee owed to Ceram, with $50,000 being paid in cash, and the balance by assignment of the Note. The acquisition will be accounted for using the purchase method of accounting with the results of COTI being consolidated with NetMed on a prospective basis beginning April 3, 1998. Unaudited proforma results of operations, assuming the acquisition had occurred at the beginning of 1997, are presented below. The pro forma amounts include adjustments that the Company believes are reasonable.

                                 Six Months Ending
                                       June 30
                              1998                1997
                              ----                ----

Revenue                   $   265,755         $ 339,608

Net loss                  $(2,065,265)        $(678,077)

Loss per share-
   basic & diluted        $      (.18)        $    (.06)

         The acquisition was made pursuant to a February, 1997 agreement among the Company, COTI and Ceram, whereby the Company agreed to make advances to COTI to complete the fabrication and testing of a ceramic element incorporating the licensed technology. Pursuant to the agreement, through April 3, 1998, the Company had advanced $363,470 to COTI for this purpose which was collateralized by the patents held by Ceram. The agreement also provided that upon completion of an acceptance test of the ceramic element satisfactory to the Company, the Company had the right to acquire 95% of the equity of COTI for $200,000.

NOTE C - CONVERTIBLE DEBENTURES

         Pursuant to the convertible debenture purchase agreement dated August 1997, the purchasers of the debentures under certain conditions may elect to exercise their conversion rights for Neuromedical Systems, Inc. (NSI) common shares pledged as collateral. For the three months ended June 30, 1998, the purchasers converted $272,000 of principal plus accrued interest into a total of 234,506 shares of NSI. This resulted in a loss on available for sale securities of $636,000 for the three months ended June 30, 1998. For the six months ended June 30, 1998, the purchasers converted $475,000 of principal plus accrued interest into a total of 352,200 shares of NSI. This resulted in a loss on available for sale securities of $894,000 for the six months ended June 30, 1998.

NOTE D - COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. For the quarter ended June 30, 1998 and 1997 total comprehensive income amounted to ($984,698) and ($2,265,215). For the six months ended June 30, 1998 and 1997 total comprehensive income was ($1,796,013) and ($3,987,080), respectively.

NOTE E - PREFERRED STOCK ISSUANCE

         In August 1998, OxyNet, Inc. completed the subscription on the 500 share minimum offering out of a private offering of 1,000 shares of 8% Cumulative Convertible Preferred Shares of OxyNet, Inc.(the "Shares"), with gross proceeds to OxyNet of $500,000. The Company is continuing the offering until the entire 1,000 Shares offered are subscribed. The Shares are entitled to cumulative dividends at the rate of 8% per annum, and are convertible into common shares of OxyNet, Inc on a one share for one share basis (subject to adjustments for dilution in certain events). The Shares are being offered with the one time right to exchange them at their original stated value, plus accrued dividends, for common shares of NetMed, Inc. for a period of 30 days following a date which is 18 months from the date of issuance, at the then-prevailing market price of NetMed common shares (not to exceed $3.00 per share), if there has been no initial public offering for common shares of OxyNet, Inc. NetMed is the parent of OxyNet, Inc., and with the completion of the sale of all the Shares, NetMed will own approximately 83.4% of OxyNet's outstanding common equity on a fully converted basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The principal business activities of the Company are the marketing of the PAPNET(R) Testing System, which is a proprietary product of Neuromedical Systems, Inc. ("NSI") and the development of an oxygen concentrator. The PAPNET Testing System is a sophisticated interactive computer assisted system that assists the laboratory professional in the detection of abnormal cells on cervical cytology specimens (also known as Pap smears). Slides containing cytology specimens are processed using the PAPNET Testing System (either by the laboratory at its own facilities or at one of NSI's central facilities) which produces processed images for evaluation by the laboratory's NSI-trained cytotechnologists.

         In the United States, the PAPNET Testing System is promoted to assist the cytology professional in the examination of conventionally prepared smears that have first been assessed by standard manual microscopic review to be "negative", "within normal limits", or evidencing "benign cellular changes". Outside of the U.S,. some of NSI's laboratory customers use the PAPNET Testing System in a variety of modes, including to assist in the interpretation of liquid-based Pap specimens, and Pap smears that have not first been assessed by manual microscopic review. NSI has stated its intention to pursue FDA approval of the PAPNET Testing System for primary screening of both conventional and liquid-based pap smears, with clinical trials anticipated to be completed by the end of 1998 or early 1999 with the expectation to begin realizing primary screening revenues in the U.S. before the end of 1999. As a consequence, NSI has reduced the resources and effort devoted to marketing the PAPNET Testing System as an adjunct or supplemental test. The promotion of the PAPNET Testing System primarily to laboratories was a shift in marketing focus which NSI initiated early in 1998. As a result, there have been steep reductions in pricing for laboratories that commit to use the PAPNET system to rescreen 100% of their negative smears, or a large specified proportion of their negative smears. The Company currently has two laboratories that have committed to 100% rescreening and one additional laboratory committing to a large portion of their negative smears. The new pricing structure has reduced the effective yield per slide for the Company by approximately 20 percent. The Company has also siginificantly reduced its resources devoted to the sales and marketing efforts of the PAPNET test.

         Total revenue decreased approximately 22 percent for the six months ended June 30, 1998 compared to the same period last year. The decrease is directly attributable to the shift in marketing focus described above. While further decreases in revenue attributable to the rescreening business in the U.S. are possible, the Company's license agreement with NSI provides for a minimum royalty of 3.5% of NSI's worldwide revenue.

         On April 3, 1998, the Company acquired 95% ownership of Ceram Oxygen Technologies, Inc. (see Footnote B to financial statements) and changed the name to OxyNet, Inc. ("OxyNet"). The development of an oxygen concentrator for use in the home healthcare market continued during the second quarter by OxyNet. Current schedules anticipate that a laboratory prototype of the concentrator will be completed by the end of September 1998. Additional testing and design work will be performed during the remainder of 1998 in anticipation of a 510(k) filing with the FDA during the first half of 1999.

         In August of 1998, the Company completed the subscription of 500 shares on the $500,000 minimum offering out of a $1,000,000 private placement of convertible preferred shares in OxyNet. Proceeds of the offering are to be used as further funding of the oxygen development project (see Footnote E to financial statements).

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         Royalty revenue decreased from $214,000 for the three months ended June 30, 1997 to $115,000 for the three months ended June 30, 1998. The decrease was due to a volume decrease of 30% and by a lower average price due to the special pricing offered to laboratories for 100% rescreening.

         Total operating expenses decreased by 33% from $885,000 for the three months ended June 30, 1997 to $596,000 for the same period in 1998. Business development expenses increased $108,000 as the Company continued the development and testing of the OxyNet(R) ceramic oxygen generator. Selling, general and administrative expense decreased from $870,000 to $472,000 primarily due to a decrease in sales and marketing expenses of $289,000 caused by a reduction in the sales force and by the elimination of recruiting fees and lower supplies cost as the Company transitioned its marketing focus to the laboratory from the clinician office. In addition, advertising expense decreased by $104,000. General and administrative expense decreased $109,000 primarily as the result of a decrease in professional fees of $79,000.

         In August 1997, the Company completed a $3,000,000 convertible debenture financing. As security for the debentures, the Company pledged shares of NSI common stock owned by the Company, and under certain conditions the holders had the right to convert outstanding principle and interest on the debentures into the right to receive pledged shares. For the three months ended June 30, 1998, the purchasers converted $272,000 of principal plus accrued interest into a total of 234,506 shares of NSI. This resulted in a loss on available for sale securities of $636,000 for the three months ended June 30, 1998. For the three months ended June 30, 1997 the Company sold 80,000 shares of available for sale securities in order to fund operations and recognized a gain of $433,000.

         Interest income increased from $2,000 for the three months ended June 30, 1997 to $12,000 for the three months ended June 30, 1998. The increase is due to higher cash balances to invest as a result of a convertible debenture financing completed in August of 1997.

         Interest expense increased from $1,000 for the three months ended June 30, 1997 to $28,000 for the same period in 1998. The increase in interest expense is the result of the convertible debenture financing mentioned above.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Royalty revenue decreased from $340,000 for the six months ended June 30, 1997 to $266,000 for the six months ended June 30, 1998. Volume remained unchanged for the six month period with the decrease the result of a lower average price per test due to the special pricing offered to laboratories for 100% rescreening.

         Total operating expenses decreased by 14% from $1,550,000 for the six months ended June 30, 1997 to $1,333,000 for the same period in 1998. Business development expenses increased $209,000 as the Company continued the development and testing of the OxyNet(R) ceramic oxygen generator. Selling, general and administrative expense decreased from $1,490,000 to $1,065,000 primarily due to a decrease in sales and marketing expenses of $364,000 caused by a reduction in the sales force and by the elimination of recruiting fees and lower supplies cost as the Company transitioned its marketing focus to the laboratory from the clinician office. In addition, advertising expense decreased by $104,000. General and administrative expense decreased $61,000 primarily as the result of a decrease in professional fees.

         In August 1997, the Company completed a $3,000,000 convertible debenture financing. As security for the debentures, the Company pledged shares of NSI common stock owned by the Company, and under certain conditions the holders had the right to convert outstanding principle and interest on the debentures into the right to receive pledged shares. For the six months ended June 30, 1998, the purchasers converted $475,000 of principal plus accrued interest into a total of 352,200 shares of NSI. This resulted in a loss on available for sale securities of $894,000 for the six months ended June 30, 1998. For the six months ended June 30, 1997 the Company sold 125,000 shares of available for sale securities in order to fund operations and recognized a gain of $745,000.

         Interest income increased from $2,000 for the six months ended June 30, 1997 to $30,000 for the six months ended June 30, 1998. The increase is due to higher cash balances to invest as a result of a convertible debenture financing completed in August of 1997.

         Interest expense increased from $5,000 for the six months ended June 30, 1997 to $59,000 for the same period in 1998. The increase in interest expense is the result of the convertible debenture financing mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date primarily by the sale of NSI common stock owned by the Company, the sale of common shares, and the sale of the convertible debentures. The Company's combined cash and cash equivalents totaled $594,000 at June 30, 1998, a decrease of $1,062,000 from December 31, 1997. As of June 30, 1998, the Company owned 98,411 shares of NSI common stock, of which 82,246 shares were unrestricted and can be liquidated in an orderly fashion to fund future operations. The remaining 16,165 are pledged as additional security for the convertible debentures. NSI common stock closed trading at $.72 per share on June 30, 1998, and at $.81 per share on August 4, 1998.

         Cash used in the Company's operations was $887,000 for the six months ended June 30, 1998 versus $1,113,000 used in the same period of 1997. The Company anticipates that its cash requirements will be substantial for the immediate future and believes that it may be necessary to raise additional capital in order to complete the development of the OxyNet device and continue funding the negative cash flow from operations. In April 1998, the Company completed the previously announced transaction with CeramPhysics ("Ceram") to acquire 95% ownership of a Ceram subsidiary (now known as OxyNet, Inc.) that holds an exclusive world-wide license to Ceram's patented oxygen generation technology for all applications except oxygen sensors and fuel cells. The purchase price for the stock was $200,000 with $50,000 paid at closing and the balance payable in three equal payments of $50,000 in June, July and August of 1998. The Company anticipates incurring significant expenses to complete the development of an oxygen device with an anticipated commercial product launch to the home healthcare market during the second half of 1999. In addition to funding the development of the oxygen device, the Company must continue funding the negative cash flow from the remaining operations.

         In August of 1998, the Company completed the subscription on the 500 share minimum offering out of a private offering of 1,000 shares of 8% Cumulative Convertible Preferred Shares of OxyNet, Inc.(the "Shares"), with gross proceeds to OxyNet of $500,000. The Company is continuing the offering until the entire 1,000 Shares offered are subscribed. The Shares are entitled to cumulative dividends at the rate of 8% per annum, and are convertible into common shares of OxyNet, Inc on a one share for one share basis (subject to adjustments for dilution in certain events). The Shares are being offered with the one time right to exchange them at their original stated value, plus accrued dividends, for common shares of NetMed, Inc. for a period of 30 days following a date which is 18 months from the date of issuance, at the then-prevailing market price of NetMed common shares (not to exceed $3.00 per share), if there has been no initial public offering for common shares of OxyNet, Inc. NetMed is the parent of OxyNet, Inc., and with the completion of the sale of all the Shares, NetMed will own approximately 83.4% of OxyNet's outstanding common equity on a fully converted basis. The Company believes that the total anticipated gross proceeds of $1,000,000 from the private offering will be sufficient for the development of the oxygen device and to obtain the necessary U.S. regulatory approvals, but that additional financing will be required to complete the commercial launch of the product.

         The Company has reduced expenses as a result of focusing the sales and marketing efforts of the PAPNET test towards the laboratory and away form the clinician, by reducing other general and administrative headcount and by substantially reducing the cash compensation paid to certain officers. Certain officers beginning in the third quarter of 1998 will receive no cash compensation until such time as the Company's Board of Directors is satisfied that the Company has the ability to fund operations from either internal or external sources.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

               Statements in this document which relate to other than strictly historical facts, including statements about the Company's plans and strategies, as well as management's expectations about new and existing products, technologies and opportunities, market growth, demand for and acceptance of new and existing products (including the PAPNET Testing System and the OxyNet oxygen concentration device), are forward looking statements. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but are not limited to, the Company's current reliance on a single product marketed under license from NSI, the corresponding dependence on NSI's patents and proprietary technology, government regulation, continuing losses from operations and negative cash flow, limited marketing and sales history, the impact of third party reimbursement decisions, the challenges of research and development of new products, and other risks detailed in the Company's most recent Annual Report on Form 10-K and other Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

                           PART II. OTHER INFORMATION

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 18, 1998. At the meeting, Robert J. Massey, James F. Zid, and Susan M. O'Toole were elected as Class II directors of the Company, each for a term expiring at the annual meeting of shareholders in 2000. David J. Richards, S. Trevor Ferger, Cecil J. Petitti, and Michael S. Blue, M.D, continued as Class I directors, with terms expiring at the annual meeting of shareholders in 1999. Ernst & Young, LLP was ratified as the Company's independent auditor for calendar 1998. No other action was taken at the meeting.

         The tabulation of voting at the meeting is as follows:

                                          For           Against         Abstain
                                          ---           -------         -------
Election of Directors

Robert J. Massey                       8,226,335            0            51,498
James F. Zid                           8,218,735            0            59,098
Susan M. O'Toole                       8,221,185            0            56,648

Ratification of Auditor                8,259,122         10,706           8,005


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  EXHIBITS

         Exhibit                            Exhibit Description
         -------                            -------------------

          27                                Financial Data Schedule.


                  (b)      REPORTS ON FORM 8-K.

                  On April 14, 1998, the Company filed a report on Form 8-K announcing the acquisition of 95% of the outstanding shares of Ceram Oxygen Technology, Inc.

                  On July 21, 1998, the Company filed a report on Form 8-K announcing that it had been notified by the American Stock Exchange that its continuing listing eligibility was under review, and that it would meet with representatives of the Exchange in August to present reasons why its common shares should continue to be listed on the Exchange.

         SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the quarterly period ended June 30, 1998 to be signed on its behalf by the undersigned, thereto duly authorized.



NETMED, INC.


                                   By:   /s/ DAVID J. RICHARDS
                                         ------------------------------------
                                         David J. Richards, President*


                                   By:   /s/ KENNETH B. LEACHMAN
                                         ------------------------------------
                                         Kenneth B. Leachman, Vice President
                                         of Finance*

         Dated: August 14, 1998


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