Form 10-Q
period 1998-09-30
NETMED INC
filed 1998-11-13
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
         For the quarterly period ended September 30,1998

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,673,422 common shares, without par value, on October 30, 1998.

                                       TABLE OF CONTENTS
                                       -----------------
                                                                                     PAGE NO.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Consolidated Balance Sheets at September 30, 1998
                            and December 31, 1997                                       1

                      Consolidated Statements of Operations For the Three Months
                      Ended and the Nine Months Ended September 30, 1998 and 1997       2

                      Consolidated Statements of Cash Flows For the Nine
                      Months Ended September 30, 1998 and 1997                          3

                      Notes to Financial Statements -
                           September 30, 1998                                           4

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                              6

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

                                 PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  NETMED, INC.
                           Consolidated Balance Sheets
                                              September 30,     December 31,
                                                  1998             1997
                                               (Unaudited)
                                              -------------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                   $   714,317      $ 1,656,370
   Accounts receivable                             127,910          216,356
   Prepaid assets                                    6,108           25,208
                                               -----------      -----------
Total current assets                               848,335        1,897,934

Investment in NSI-available for sale                30,753        1,267,343
Notes receivable-NSI                                21,443           21,443
Notes receivable-COTI                                 --            278,499
Furniture and equipment (net of
    accumulated depreciation)                       31,459           42,263
License (net of accumulated
    amortization)                                  574,591             --
Deferred taxes                                     260,100          260,100
Deposits and other assets                              467            1,467
                                               -----------      -----------
Total assets                                   $ 1,767,148      $ 3,769,049
                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                            $    35,341      $   113,176
   Accrued expenses                                264,839          304,576
   Other liabilities                               104,194           69,102
                                               -----------      -----------
Total current liabilities                          404,373          486,854

Deferred taxes                                     260,100          260,100
Convertible debentures                           1,400,000        2,190,000

Minority Interest                                   14,033             --
Preferred stock of subsidiary                      491,000             --

Stockholders' equity (deficit)
   Common stock                                  5,933,614        5,417,151
   Unrealized loss on available-for-sale
     securities                                   (355,112)        (499,478)
   Retained deficit                             (6,380,911)      (4,085,578)
                                               -----------      -----------
Total stockholders' equity (deficit)              (802,409)         832,095
                                               -----------      -----------

Total liabilities and stockholders' equity     $ 1,767,148      $ 3,769,049
                                               ===========      ===========

See accompanying notes.

                                              NETMED, INC.
                                  Consolidated Statements of Operations
                                               (Unaudited)
                                             Three Months Ended                 Nine Months Ended
                                                 September 30,                    September 30,
                                            1998             1997             1998             1997
                                         -----------      -----------      -----------      -----------
Royalty  revenue                         $    76,000      $   279,000      $   341,755      $   618,608

Operating expenses:
Selling, general and administrative          310,073          728,298        1,373,442        2,218,607
Business development                          63,087          116,378          331,461          175,723
                                         -----------      -----------      -----------      -----------
Total operating expense                      373,160          844,676        1,704,903        2,394,330
                                         -----------      -----------      -----------      -----------

Operating loss                              (297,160)        (565,676)      (1,363,148)      (1,775,722)

Other income (expense):
Interest income                                4,802           13,196           34,378           15,295
Interest expense                             (24,109)         (29,076)         (83,380)         (33,960)
Financing costs                                 --         (1,106,452)            --         (1,106,452)
(Loss) gain on available-for-
        sale securities                         --               --           (894,147)         745,056
                                         -----------      -----------      -----------      -----------
Total other (expense)                        (19,307)      (1,122,332)        (943,149)        (380,061)
                                         -----------      -----------      -----------      -----------
Loss before income taxes
         and minority interest              (316,467)      (1,688,008)      (2,306,297)      (2,155,783)

Minority interest                             (1,495)            --            (12,504)            --
Income tax expense                              --             92,932             --            210,351
                                         -----------      -----------      -----------      -----------
Net loss                                 $  (314,972)     $(1,780,940)     $(2,293,793)     $(2,366,134)
                                         ===========      ===========      ===========      ===========

Net loss per share-basic and diluted     $     (0.03)     $     (0.16)     $     (0.20)     $     (0.22)
                                         ===========      ===========      ===========      ===========

Shares used in computation                11,531,866       10,947,114       11,384,239       10,946,585
                                         ===========      ===========      ===========      ===========

See accompanying notes.

                                     NETMED, INC.
                         Consolidated Statements of Cash Flows
                                      (Unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                             -----------------
                                                           1998             1997
                                                        -----------      -----------
OPERATING ACTIVITIES
Net loss                                                $(2,293,793)     $(2,366,134)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                           35,635           10,800
     Change in deferred tax assets                             --            208,391
     Loss (gain) on available-for
          sale securities                                   894,147         (745,056)
     Warrants issued for consulting                          13,281             --
     Minority interest                                      (12,504)            --
     Deferred compensation                                  117,254          209,062
     Financing costs                                           --            850,096
     Changes in operating assets and liabilities:
        Accounts receivable                                  88,446         (365,073)
        Prepaid assets                                       19,100           18,871
        Deposits and other assets                             1,000           (2,975)
        Accounts payable                                    (77,835)         101,419
        Accrued expenses and other liabilities               33,779           84,888
                                                        -----------      -----------
Net cash used in operating activities                    (1,181,491)      (1,995,711)
                                                        -----------      -----------

INVESTING ACTIVITIES
Acquisition of OxyNet                                      (200,000)            --
Note receivable-COTI                                        (84,931)            --
Sale of NSI stock                                              --          1,148,656
Purchase of furniture and equipment                          (6,296)         (13,652)
                                                        -----------      -----------
Net cash provided by investing activities                  (291,227)       1,135,004
                                                        -----------      -----------

FINANCING ACTIVITIES
Sale of options                                              39,665             --
Sale of preferred stock by subsidiary                       491,000             --
Issuance of convertible debentures                             --          3,000,000
Repayments to margin account                                   --            (96,909)
                                                        -----------      -----------
Net cash provided by financing activities                   530,665        2,903,091
                                                        -----------      -----------

Net (decrease) increase in cash                            (942,053)       2,042,384

Cash and cash equivalents at beginning of period          1,656,370          142,074
                                                        -----------      -----------
Cash and cash equivalents at end of period              $   714,317      $ 2,184,458
                                                        ===========      ===========

See accompanying notes.

                                  NETMED, INC.

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 1998

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of NetMed, Inc. (the "Company" or "NetMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the results of operations of OxyNet, Inc., a 95% owned subsidiary ("OxyNet") beginning April 3, 1998. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

NOTE B - ACQUISITION OF CERAM OXYGEN TECHNOLOGIES, INC.

         On April 3, 1998, the Company acquired from Ceram Oxygen Technologies, Inc. ("COTI") (now known as OxyNet, Inc.) 95 common shares, representing 95 percent of COTI's outstanding common shares immediately following the closing, in exchange for a cash payment of $50,000 and delivery of a note in the principal amount of $150,000 (the "Note"). The Note provided for three equal principal payments of $50,000 on each of June 1, July 1, and August 1, 1998, together with interest at the rate of 8.5 percent per annum. The remaining 5 percent of COTI's outstanding common equity is owned by CeramPhysics, Inc. ("Ceram") of Westerville, Ohio. COTI holds an exclusive worldwide license to Ceram's patented oxygen generation technology for all applications of the technology except oxygen sensors and fuel cells. The consideration was applied by COTI to payment of a $200,000 license fee owed to Ceram, with $50,000 being paid in cash, and the balance by assignment of the Note. The acquisition has been accounted for using the purchase method of accounting with the results of COTI being consolidated with those of NetMed on a prospective basis beginning April 3, 1998. Unaudited proforma results of operations, assuming the acquisition had occurred at the beginning of 1997, are presented below. The pro forma amounts include adjustments that the Company believes are reasonable.

                                               Nine Months Ending
                                                 September 30
                                             1998             1997
                                             ----             ----
                  Revenue                $   341,755      $   618,608

                  Net loss               $(2,378,764)     $(2,572,134)

                  Loss per share-
                     basic & diluted     $      (.21)     $      (.23)

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

NOTE C - CONVERTIBLE DEBENTURES

         Pursuant to the convertible debenture purchase agreement dated August 1997, the purchasers of the debentures under certain conditions may elect to exercise their conversion rights for Neuromedical Systems, Inc. (NSI) common shares pledged as collateral. For the nine months ended September 30, 1998, the purchasers converted $475,000 of principal plus accrued interest into a total of 352,200 shares of NSI. This resulted in a loss on available for sale securities of $894,000 for the nine months ended September 30, 1998.


NOTE D - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. For the quarter ended September 30, 1998 and 1997 total comprehensive income amounted to ($354,951) and ($2,106,204). For the nine months ended September 30, 1998 and 1997 total comprehensive income was ($2,150,965) and ($6,093,284), respectively.

NOTE E - PREFERRED STOCK ISSUANCE

         In August 1998, OxyNet completed the sale of 500 8% Cumulative Convertible Preferred Shares (the "Shares") in a private offering, with gross proceeds to OxyNet of $500,000. The net proceeds of $491,000 has been recorded as a minority interest in the accompanying financial statements. The Shares are entitled to cumulative dividends at the rate of 8% per annum payable in additional shares, and are convertible into common shares of OxyNet, Inc on a one share for one share basis (subject to adjustments for dilution in certain events). The Shares were sold with a one time right to exchange them at their original stated value, plus accrued dividends, for common shares of NetMed, for a period of 30 days following a date which is 18 months from the date of issuance, at the then-prevailing market price of NetMed common shares (not to exceed $3.00 per share), if there has been no initial public offering for common shares of OxyNet. NetMed is the parent of OxyNet. NetMed would own approximately 89.1% of OxyNet's outstanding common shares on a fully converted basis if the preferred shares are exchanged for OxyNet common stock.

NOTE F- EMPLOYEE STOCK OPTIONS

         During the third quarter of 1998, the Company entered into Replacement Option Agreements, each dated as of July 21, 1998, with certain Company employees participating in the NetMed 1995 Stock Option Plan (each such agreement, a "Replacement Option Agreement"). Pursuant to the terms of the Replacement Option Agreements, the Company canceled 321,000 employee stock options at exercise prices ranging from $4.95 to $12.00 per share and issued 230,140 replacement options, each at an exercise price of $.50 per share representing the fair market value of the common stock on the grant date (collectively, the "Replacement Options"). Senior management received Replacement Options covering shares equal only to 66% of their respective original option grant amounts.

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

         In the United States, the PAPNET Testing System is promoted to assist the cytology professional in the examination of conventionally prepared smears that have first been assessed by standard manual microscopic review to be "negative", "within normal limits", or evidencing "benign cellular changes". Outside of the U.S., some of NSI's laboratory customers use the PAPNET Testing System in a variety of modes, including to assist in the interpretation of liquid-based Pap specimens, and Pap smears that have not first been assessed by manual microscopic review. NSI has stated its intention to pursue FDA approval of the PAPNET Testing System for primary screening of both conventional and liquid-based pap smears, with clinical trials anticipated to be completed by the end of 1998 or early 1999 and with the expectation to begin realizing primary screening revenues in the U.S. before the end of 1999. As a consequence, NSI has reduced the resources and effort devoted to marketing the PAPNET Testing System as an adjunct or supplemental test. The promotion of the PAPNET Testing System primarily to laboratories was a shift in marketing focus that NSI initiated early in 1998. As a result, there have been steep reductions in pricing for laboratories that commit to use the PAPNET system to rescreen 100% of their negative smears, or a large specified proportion of their negative smears. The Company currently has two laboratories that have committed to 100% rescreening and one additional laboratory committing to a large portion of their negative smears. The new pricing structure has reduced the effective yield per slide for the Company by approximately 20 percent. Pending primary screening approval by the FDA, the Company has also significantly reduced its resources devoted to the sales and marketing efforts of the PAPNET test.

         Total revenue decreased approximately 45 percent for the nine months ended September 30, 1998 compared to the same period last year. The decrease is directly attributable to the shift in marketing focus described above. While further decreases in revenue attributable to the rescreening business in the U.S. are possible, the Company's license agreement with NSI provides for a minimum royalty of 3.5% of NSI's worldwide revenue.

         On April 3, 1998, the Company acquired 95% ownership of Ceram Oxygen Technologies, Inc. (see Note B to financial statements) and changed the name to OxyNet, Inc. ("OxyNet"). The development by OxyNet of an oxygen concentrator for use in the home healthcare market continued during the third quarter. Current schedules anticipate that a laboratory prototype of the concentrator will be completed by the end of 1998. Additional testing and design work will be performed during early1999 in anticipation of a 510(k) filing with the FDA during the first half of 1999.

         In August 1998, OxyNet completed the sale of 500 convertible preferred shares with gross proceeds to OxyNet of $500,000. Proceeds of the offering are to be used as further funding of the oxygen development project (see Note E to financial statements).

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Royalty revenue decreased from $279,000 for the three months ended September 30, 1997 to $76,000 for the three months ended September 30, 1998. The decrease was due to a volume decrease of 55% and by a lower average price due to the special pricing offered to laboratories for 100% rescreening.

         Total operating expenses decreased by 56% from $845,000 for the three months ended September 30, 1997 to $373,000 for the same period in 1998. Business development expenses decreased from $116,000 for the three months ended September 30, 1997 to $63,000 for the same period in 1998. Selling, general and administrative expense decreased from $728,000 to $310,000 primarily due to a decrease in sales and marketing expenses of $284,000 caused by a reduction in the sales force and by the elimination of recruiting fees and lower supplies cost as the Company transitioned its marketing focus to the laboratory from the clinician office. General and administrative expense decreased $134,000 primarily as the result of a decrease in employee cost of $147,000.

         Interest income decreased from $13,000 for the three months ended September 30, 1997 to $5,000 for the three months ended September 30, 1998. The decrease is due to lower cash balances to invest as a result of funding the development of the oxygen concentrator and funding the negative cash flow from operations.

         Interest expense decreased from $29,000 for the three months ended September 30, 1997 to $24,000 for the same period in 1998. The decrease in interest expense is the result of the lower outstanding balance of the convertible debentures as a result of conversions.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Royalty revenue decreased from $619,000 for the nine months ended September 30, 1997 to $342,000 for the nine months ended September 30, 1998. The decrease was due to a volume decrease of 23% for the nine month period and by a lower average price per test due to the special pricing offered to laboratories for 100% rescreening.

         Total operating expenses decreased by 29% from $2,394,000 for the nine months ended September 30, 1997 to $1,705,000 for the same period in 1998. Business development expenses increased $155,000 as the Company continued the development and testing of the OxyNet(R) ceramic oxygen generator. Selling, general and administrative expense decreased from $2,219,000 to $1,373,000 primarily due to a decrease in sales and marketing expenses of $648,000 caused by a reduction in the sales force and by the elimination of recruiting fees and lower supplies cost as the Company transitioned its marketing focus to the laboratory from the clinician office. In addition, advertising expense decreased by $118,000. General and administrative expense decreased $198,000 primarily as the result of a decrease in employee cost and professional fees.

         In August 1997, the Company completed a $3,000,000 convertible debenture financing. As security for the debentures, the Company pledged shares of NSI common stock owned by the Company, and under certain conditions the holders had the right to convert outstanding principle and interest on the debentures into the right to receive pledged shares. For the nine months ended September 30, 1998, the purchasers converted $475,000 of principal plus accrued interest into a total of 352,200 shares of NSI. This resulted in a loss on available for sale securities of $894,000 for the nine months ended September 30, 1998. For the nine months ended September 30, 1997 the Company sold 125,000 shares of available for sale securities in order to fund operations and recognized a gain of $745,000. On October 27, 1998, the holders of the outstanding debentures agreed to exchange them for 100,000 shares of Series A 6% Convertible Preferred Stock of the Company. The Company expects the exchange will be completed in December, 1998.

         Interest income increased from $15,000 for the nine months ended September 30, 1997 to $34,000 for the nine months ended September 30, 1998. The increase is due to higher cash balances to invest as a result of a convertible debenture financing completed in August 1997.

         Interest expense increased from $34,000 for the nine months ended September 30, 1997 to $83,000 for the same period in 1998. The increase in interest expense is the result of the convertible debenture financing mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date primarily by the sale of NSI common stock owned by the Company, the sale of common shares, and the sale of the convertible debentures. The Company's combined cash and cash equivalents totaled $714,000 at September 30, 1998, a decrease of $942,000 from December 31, 1997. As of September 30, 1998, the Company owned 98,411 shares of NSI common stock, of which 82,246 shares were unrestricted and can be liquidated in an orderly fashion to fund future operations. The remaining 16,165 are pledged as additional security for the convertible debentures. NSI common stock closed trading at $.31 per share on September 30, 1998, and at $.53 per share on October 28, 1998.

         Cash used in the Company's operations was $1,181,000 for the nine months ended September 30, 1998 versus $1,996,000 used in the same period of 1997. The Company anticipates that its cash requirements will be substantial for the immediate future and believes that it may be necessary to raise additional capital in order to complete the development of the OxyNet device and continue funding the negative cash flow from operations. In April 1998, the Company completed the previously announced transaction with CeramPhysics ("Ceram") to acquire 95% ownership of a Ceram subsidiary (now known as OxyNet, Inc.) that holds an exclusive world-wide license to Ceram's patented oxygen generation technology for all applications except oxygen sensors and fuel cells. The purchase price for the stock was $200,000 with $50,000 paid at closing and the balance payable in three equal payments of $50,000 in June, July and August of 1998. The Company anticipates incurring significant expenses to complete the development of an oxygen device with an anticipated commercial product launch to the home healthcare market during the second half of 1999. In addition to funding the development of the oxygen device, the Company must continue funding the negative cash flow from the remaining operations.

         In August 1998, OxyNet completed the sale of 500 8% Cumulative Convertible Preferred shares (the "Shares") in a private placement, with gross proceeds to OxyNet of $500,000. The Shares are entitled to cumulative dividends at the rate of 8% per annum, and are convertible into common shares of OxyNet on a one share for one share basis (subject to adjustments for dilution in certain events). The Shares were sold with a one time right to exchange them at their original stated value, plus accrued dividends, for common shares of NetMed for a period of 30 days following a date which is 18 months from the date of issuance, at the then-prevailing market price of NetMed common shares (not to exceed $3.00 per share), if there has been no initial public offering for common shares of OxyNet. NetMed is the parent of OxyNet and would own approximately 89.1% of OxyNet's outstanding common stock on a fully converted basis if the preferred shares are exchanged for OxyNet common shares. The Company believes that the gross proceeds of $500,000 from the private placement will be sufficient for the development of a prototype oxygen device, but that additional financing will be required to obtain the necessary U.S. regulatory approvals and to complete the commercial launch of the product.

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

                  On September 9, 1998, the Company filed a report on Form 8-K announcing that it had received all payments and now will close escrow for the $500,000 private placement in its 95 percent owned OxyNet subsidiary.

                  On September 9, 1998, the Company filed a report on Form 8-K announcing that it had reached agreement with the holders of its 6 percent convertible debentures ($1,400,000 principal) to exchange them for a new issue of 6 percent convertible preferred stock.

         SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the quarterly period ended September 30, 1998 to be signed on its behalf by the undersigned, thereto duly authorized.

                          NETMED, INC.


                          By:   /s/David J. Richards
                              -----------------------------------
                                David J. Richards, President*


                          By:   /s/Kenneth B. Leachman
                              -----------------------------------
                                Kenneth B. Leachman, Vice President of Finance*


Dated: November 12, 1998


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