Form 10-K
period 1998-12-31
NETMED INC
filed 1999-03-31
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1998

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's common equity held by non-affiliates of the registrant was approximately $1,319,964 on March 18, 1999.

         There were 12,363,840 shares of the Registrant's Common Shares outstanding on March 25, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         NetMed, Inc. ("NetMed" or the "Company") is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The principal business activity of the Company is the marketing of the PAPNET(R) Testing System, a proprietary product of Neuromedical Systems, Inc. ("NSI"), pursuant to a license agreement with NSI. The PAPNET Testing System is a semi-automated cancer detection system for the review of cell, tissue or body fluid specimens, including cervical cytology specimens. Slides containing cytology specimens are processed using the PAPNET Testing System (either by the laboratory at its own facilities or at one of NSI's central facilities) which produces processed images for evaluation by the laboratory's NSI-trained cytotechnologists. The Company, through its majority owned subsidiary OxyNet, Inc., is also currently engaged in the development and commercialization of products incorporating a new ceramic-based technology for separation of oxygen from ambient air and other gases. The first such product targeted for commercialization is an oxygen concentrator for use in the home health industry.

         The Company was originally organized in 1989 for the purpose of acquiring the exclusive territorial rights to market NSI's proprietary products in Ohio. In 1990, it acquired from NSI marketing rights for Kentucky and the Chicago, Illinois metropolitan area. On December 16, 1996, the Company completed a merger with licensees that had held the rights to market the PAPNET Testing System in the states of Missouri, Georgia and North Carolina. The Company was the surviving corporation in the merger. Upon completion of the merger, the Company changed its name from Papnet of Ohio, Inc. to NetMed, Inc.

         As of the date of filing of this report, NSI is delinquent in the payment to the Company of royalties due under the license agreement for the months of January and February, 1999. On March 16, 1999, NSI announced that its Netherlands subsidiary had commenced insolvency proceedings from creditors and that NSI had discontinued operations in Germany. On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Company is unable to predict or quantify the impact that NSI's financial difficulties and bankruptcy reorganization may have on the Company, but there is a substantial risk that they will have a material adverse effect on the Company's business, results of operations and financial condition.

NSI - LICENSOR OF THE PAPNET(R) TESTING SYSTEM

         NSI, founded in 1988, is a healthcare technology company focused on bringing intelligent vision to medicine. It is NSI's objective to become the premier supplier of cytology screening and anatomic pathology diagnostic equipment and services to laboratories. NSI's first, and to date, only product, the PAPNET(R) Testing System, which has been reintroduced outside of the United States under the brand name PAPNET-on-Cyte(TM), is a sophisticated interactive system that assists the laboratory professional in the detection of abnormal cells on cervical cytology specimens (also known as Pap smears).

         Since its inception, NSI has been primarily engaged in the development, manufacturing and marketing of the PAPNET Testing System, and the scanning of Pap smears at its slide processing facilities. NSI's revenues are currently being derived from sales of PAPNET testing services, sales of PAPNET Testing Systems under the Papnet-on-Cyte(TM) trade name, laboratory services and interest income.

THE PAPNET(R) TESTING SYSTEM

         In the United States, the PAPNET Testing System is promoted to assist the cytology professional in the examination of conventionally prepared smears that have first been assessed by standard manual microscopy to be "negative," "within normal limits," or evidencing "benign cellular changes." Outside of the United States, some of NSI's laboratory customers use the PAPNET Testing System in a variety of different modes, including the assessment of Pap smears (both conventional and liquid-based) that have not first been assessed by standard manual microscopic review (an application known as "primary screening"). NSI recently began marketing to laboratories in Europe and Asia a new version of the PAPNET scanner, known as "PR1MA(TM)," that incorporates significant improvements to the system's hardware and software and is optimized for use in the lab as a primary screener.

         The PAPNET Testing System was approved for commercial use in the United States by the U. S. Food &

Drug Administration ("FDA") on November 8, 1995. Currently, commercial use of the PAPNET Testing System in the United States is limited by the FDA to the rescreening of Pap smears that have been classified as "negative" for cervical abnormality by manual microscopic inspection. In 1998, NSI announced its intention to pursue FDA approval for use of the device as a primary screener in the United States for both conventional and liquid-based Pap smears. NSI is currently in the final stages of completing clinical trials that will form the basis for an application for FDA approval of the primary screening application. NSI has stated that it expects to file the application by the end of the second quarter of 1999, and expects to receive FDA approval and to begin realizing primary screening revenues in the U.S. by the end of 1999.

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

          The PAPNET Testing System is currently approved for use in the U. S. only to rescreen Pap smears that have been previously examined microscopically by a cytotechnologist and classified as "negative." Although several studies have shown that use of the system in a rescreening mode is cost-effective (given the reduced morbidity and mortality resulting from early detection of cervical cancer), laboratories in the U.S. have been slow to implement PAPNET rescreening due to the additional cost, and the lack of widespread insurance reimbursement. The Company expects that if the primary screening primary application is approved in the U.S., and marketing of NSI's new PR1MA system begins, it will be able to demonstrate that use of the system as a primary screener will allow laboratories to reduce their overall costs of screening Pap smears, while at the same time improving the detection of cervical abnormalities.

COMPETITION IN THE CERVICAL CYTOLOGY MARKET

         The Company is currently aware of four companies that are engaged in efforts to automate one or more aspects of cervical smear screening. Three of these, Cytyc, AutoCyte and MonoGen, have focused on the development of devices for the production, and in the case of AutoCyte, automated analysis, of liquid-based (or "monolayer") slides, a potential alternative to the conventional Pap smear method of specimen collection and preparation. Cytyc received approval from the FDA in May 1996 to market its ThinPrep(R) preparation to laboratories, for the purpose of filtering out blood, mucus and other material from Pap smears. AutoCyte has submitted an application to the FDA for premarketing approval of its monolayer method and scanning process, but to date has not received FDA approval of either, although it recently announced favorable FDA review of the clinical trial results for the monolayer system. MonoGen's monolayer preparation method has been used for other types of cytology specimens, but has not yet received FDA approval for use for cervical cytology.

         With monolayer techniques, clinicians are required to prepare special slides, and only a portion of the cells and background information displayed on the conventional slide is retained for analysis. Because these preparations result in slides with fewer cells and less obscuring material, their manufacturers claim an increased rate of detection of abnormal cells when the slides are examined under a microscope. As opposed to the monolayer systems, because the PAPNET System uses the conventional method of sample collection, it does not require clinicians to deviate from standard practice in the preparation or visual screening of Pap smears. NSI has included monolayer slides in its recent clinical trials of the PAPNET System, and has stated that it intends to seek FDA approval for primary screening of both conventional and monolayer slides.

         In July 1997, several persons (including Carl Genberg, a shareholder of the Company and a director of NSI) filed a citizen's petition with the FDA requesting that the FDA reexamine its earlier approval of the ThinPrep(R) technology as a replacement for the conventional Pap smear. NSI and Cytyc were also involved in litigation in which each asserted product disparagement claims against the other, but in October, 1998, NSI announced that this litigation had been settled.

         NeoPath has received FDA approval for the use of its AutoPap(R) System as part of a laboratory's quality control procedure. According to NeoPath, the AutoPap System is designed to sort purportedly "negative" Pap smear slides into two groups, one classified as "negative" and one classified for "review." The group of slides classified for review, which constitutes a specified percentage of the whole, is again reviewed manually by the cytotechnologist through a conventional microscope. In 1998, NeoPath obtained FDA approval for partial automated primary screening (as opposed to rescreening) of conventional Pap smears, with certain limitations. NSI is currently engaged in litigation with NeoPath alleging patent infringement, unfair competition and other tortious conduct concerning the development and marketing of the AutoPap System. NeoPath has denied these allegations and has asserted counterclaims to the effect that NSI has made false and misleading representations concerning the AutoPap System. NSI has stated that it believes NeoPath's assertions are without merit.

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

         The foregoing information concerning NSI and the PAPNET Testing System was obtained either directly from NSI or from filings that NSI has made with the Commission. While the Company believes that the foregoing information is accurate and a fair summary of publicly available information concerning NSI and the PAPNET Testing System, readers are encouraged to review NSI's filings with the Securities and Exchange Commission for additional and more detailed information.

THE NSI LICENSES

         The Company has the right and license to market the PAPNET Testing System and service in the states of Ohio, Georgia, Kentucky, Missouri, North Carolina and in the Chicago metropolitan area, representing approximately 16.5% of the total U.S. population. The Company also has the right to market within the licensed territory products developed by NSI from the PAPNET technology in the future. The Company's rights are exclusive within the described territory, subject to the right of NSI to conduct marketing and sales activities therein. However, because the royalties paid to the Company are based on gross revenues recognized by NSI from activities (including any sales by NSI) in the licensed territory, any sales activities in the Company's territory by NSI will inure to the benefit of the Company. The license expires on December 31, 2025, but is renewable by the Company for an additional 20 year term upon payment to NSI of a renewal fee equal to the net present value of twenty (20) years of annual royalties at the average monthly rate payable in the twelve months immediately preceding the date of the Company's election to renew.

         Under the license, the Company is entitled to receive the greater of
(i) royalties equal to 50% of the net slide revenue generated from participating laboratories within its territory, not to exceed the Company's share of revenues from the first 9,736,735 slides annually; or (ii) 3.5% of NSI's annual slide processing revenues less certain taxes, commissions and other enumerated expenses, up to an annual aggregate limit of $18.3 million.

PAPNET(R) MARKETING

         Following FDA approval of use of the PAPNET System for rescreening Pap smears, NSI decided to focus its marketing of the product on primary care physicians and consumers. It deployed a sales force to call on individual physicians and group practices, and developed point of sale brochures and a national advertising campaign to communicate directly to consumers the benefits of PAPNET rescreening. After evaluating the costs and results of this approach, in late 1997 NSI decided to refocus its marketing efforts on laboratories, and offered pricing concessions to laboratories that agreed to rescreen 100% of their negative Pap smears with the PAPNET System. The first two laboratories implementing this program are located in the Company's licensed territory. At about the same time, NSI reevaluated its strategy of positioning the PAPNET System as a rescreener of manually screened Pap smears, and decided to pursue FDA approval of use of the system as a primary screener of both conventional and monolayer slides. As a result of these changes, in 1998 the Company redirected its marketing efforts toward pursuing 100% rescreening and other volume-priced transactions with laboratories and obtaining insurance and managed care coverage for the PAPNET test, pending FDA approval of use of the PAPNET System as a primary screener.

THIRD-PARTY PAPNET(R) REIMBURSEMENT

         The lack of adequate and widespread reimbursement of laboratory charges for PAPNET testing by third-party medical insurance payers, managed care organizations, and government agencies (such as Medicare/Medicaid, private health insurance, health maintenance organizations and self-insured employers) has been a key factor in limiting the rate of growth of the revenues which NSI and the Company have to date been able to realize from this technology. Currently, while some third-party payers in the U.S. reimburse some or all of the charges to patients for PAPNET rescreening, many others (including Medicare, and in most states, Medicaid) provide little or no reimbursement. As a result, the size of the U.S. market for PAPNET rescreening has been substantially smaller than originally anticipated by NSI and the Company, and this has been a significant factor in causing NSI to focus its efforts on obtaining FDA approval for primary screening in the U.S. Because of the significant economies that the Company expects laboratories will realize from use of the PAPNET system as a primary screener, the availability of additional third-party reimbursement for the test (i.e., over and above the currently prevailing levels of reimbursement for Pap smears) is not expected to be as substantial an impediment to market acceptance.

OXYGEN TECHNOLOGY

         In early 1997, the Company entered into an agreement with CeramPhysics, Inc. of Westerville, Ohio ("Ceram"), pursuant to which the Company obtained the right to acquire 95% ownership of Ceram Oxygen Technologies, Inc. ("COTI"), a Ceram subsidiary that holds an exclusive world-wide license to Ceram's patented ceramic oxygen generation technology for all applications of the technology except oxygen sensors and fuel cells. On April 3, 1998, the Company acquired from COTI 95 common shares, representing 95 percent of COTI's outstanding common shares, in exchange for a cash payment of $50,000 and delivery of a note in the principal amount of $150,000. The note provided for three equal principal payments of $50,000 on each of June 1, July 1, and August 1, 1998, together with interest at the rate of 8.5 percent per annum. The cash payment and note were assigned by COTI to Ceram in payment of a $200,000 license fee for the technology. Following this transaction, COTI's name was changed to "OxyNet, Inc."

         It is the Company's intention to incorporate the technology into products that separate and concentrate oxygen from ambient air and other gases, with the first product being a lightweight oxygen concentrator for use in the home health industry. Since acquisition of the rights to the technology, the Company has proceeded with the scale-up of early demonstration modules incorporating the technology, and has developed other components necessary to construct a prototype oxygen concentrator system. Although the Company has experienced technical challenges that have delayed the completion of a prototype, the Company now expects to complete and demonstrate the prototype in April, 1999.

         Assuming successful completion of the prototype, it is the Company's intention to proceed with the development of a commercial version of the device, obtain appropriate regulatory approvals, and commence manufacturing, marketing and distribution of the product. These activities are likely to require substantial expenditures in 1999 and subsequent years, requiring it to seek additional capital during this period. The amount and timing of the Company's capital needs will depend to a large degree upon the ultimate methods of manufacture, marketing and distribution chosen by the Company. The Company is currently pursuing negotiations with companies in the oxygen and gas separation business that may result in the Company entering into a licensing, joint venture or similar relationship to commercialize the product and to develop military and industrial applications.

         The Company is currently engaged in litigation with Ceram and its principals over a purported termination of the license for this technology, as well as disputes concerning the scope of the license and the payment of royalties. See "Legal Proceedings."

PERSONNEL

         As of March 15, 1999, the Company employed three full time employees, and one part time employee. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its relationship with its employees to be good. The Company supplements its staff through ongoing consulting arrangements with several persons and organizations, which provide additional technical and marketing advisory services to the Company on an as-needed basis.

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

OUR DEPENDENCE ON NEUROMEDICAL SYSTEMS, INC. COULD ADVERSELY EFFECT OUR ABILITY TO SUCCESSFULLY MARKET THE TECHNOLOGY WE SELL

         While Neuromedical Systems has granted us exclusive rights with respect to the marketing of the PAPNET Testing System and service in some geographic territories, we have no ownership rights in the PAPNET technology. Our PAPNET business is dependent upon a number of factors, many of which are controlled by Neuromedical Systems. These factors include:

     o maintaining the PAPNET Testing System's compliance with FDA and other regulatory requirements

     o   maintenance of the technological advantages of the PAPNET Testing
         System

     o   maintenance of product liability insurance

     o the ability to manufacture and deliver the equipment required to operate the PAPNET Testing System

         We obtain all of the information relating to the PAPNET Testing System and service from Neuromedical Systems, and in most cases cannot independently verify this information. Therefore, we are dependent on Neuromedical Systems to accurately report the results of clinical studies and other data relating to the capabilities and performance of the PAPNET Testing System.

FINANCIAL PROBLEMS AT NEUROMEDICAL SYSTEMS COULD HAVE AN ADVERSE EFFECT ON OUR LICENSE AND OUR BUSINESS

         As of the date of filing of this report, NSI is delinquent in the payment to the Company of royalties due under the license agreement for the months of January and February, 1999. On March 16, 1999, NSI announced that its Netherlands subsidiary had commenced insolvency proceedings from creditors and that NSI had discontinued operations in Germany. On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. From this and other available information, the Company believes that there is a substantial risk that NSI may not have sufficient financial resources to remain in business. The Company is unable to predict or quantify the impact that NSI's financial difficulties and bankruptcy reorganization may have on the Company, but there is a substantial risk that they will have a material adverse effect on the Company's business, results of operations and financial condition.

         Additional risks relating to the business of NSI which may have an impact on us are set forth in NSI's periodic reports filed with the SEC, including its Annual Report on Form 10-K.

OUR LICENSE AGREEMENTS MAY LIMIT OUR POTENTIAL FOR GROWTH

          Our marketing rights for the PAPNET Testing System and the revenues generated by these activities are governed by the terms of our license from Neuromedical Systems. The license imposes significant territorial and other restrictions on our marketing rights. These restrictions may limit our potential for growth and our ability to attract new customers.

WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN

         We have to date had limited income from operations, and as of December 31, 1998 have accumulated recurring losses of $6,724,384. We have recently experienced declining revenues from the marketing of the PAPNET Testing System, and we currently do not have adequate funds to complete development and commercialization of our OxyNet oxygen concentrator. Until a successful commercial launch of the oxygen product (which is not assured) we will be dependent upon the successful marketing of the PAPNET System for revenues. These factors raise substantial doubt as to our ability to continue in business.

WE NEED TO RAISE ADDITIONAL CAPITAL IN 1999 IN ORDER TO BE SUCCESSFUL

         We will likely incur substantial expenditures during 1999 to complete development and commercialization of the OxyNet oxygen concentrator. We do not currently have adequate funds to accomplish this objective, and anticipate that we may need to raise additional capital in 1999. We are unsure whether capital will be available at that time.

ISSUANCE OF ADDITIONAL EQUITY SECURITIES COULD DILUTE YOUR INTEREST

         Terms of our preferred shares issued by an OxyNet subsidiary include the right to exchange these for our common stock. This may have a dilutive effect on our common shareholders. See "Market For Common Equity And Related Stockholder Matters."

         If we issue equity securities to raise funds, each current shareholder's interest may be reduced. Further, such equity securities may have rights, preferences or privileges senior to the common shares.

BECAUSE WE DO NOT PLAN ON PAYING ANY DIVIDENDS, THE ONLY BENEFIT YOU CAN RECEIVE FROM OWNING OUR STOCK IS THROUGH APPRECIATION OF THE STOCK'S VALUE

         We have not paid and do not anticipate paying any cash dividends in the foreseeable future. If we do not pay dividends, the only way you can benefit from owning our stock is through appreciation of the stock's value. We intend to retain future earnings for the development and expansion of our business. We have accumulated substantial losses since our inception. There can be no assurance that our operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flow.

THE CONCENTRATION OF OWNERSHIP OF THE COMMON SHARES MAY LIMIT YOUR ABILITY TO INFLUENCE MATTERS

         Our directors, executive officers and principal shareholders (5% or greater) collectively beneficially own or have the right to acquire under currently exercisable options approximately 20% of the outstanding common shares. As a result, these shareholders will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control.

         We had 11,987,605 common shares outstanding as of December 31, 1998. Approximately 1,925,000 shares are held by affiliates of NetMed who will be entitled to resell them only pursuant to a registration statement under the Securities Act of 1933 or an applicable exemption from registration. In August 1997, we sold $3 million in principal amount of debentures convertible into common shares at a discount to the market price at the time of conversion. The debentures that were not converted into common stock were exchanged for preferred stock on January 22, 1999. If the $1,467,619 in stated value of the preferred stock issued in the exchange were converted at the prevailing market price on that date approximately 7,827,000 additional shares of common stock would be issued. We have agreed to take certain actions to permit resale of the balance of the common shares that may be issued on conversion of the preferred stock. Such resales may adversely affect the pricing and volatility of trading in the common shares.

POSSIBLE DELISTING OF OUR SHARES FROM THE AMERICAN STOCK EXCHANGE

         Although the common shares are currently listed for trading on the American Stock Exchange, trading volume has been limited. There can be no assurance that there will continue to be an active and liquid trading market. The stock market has experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many technology, emerging growth and developmental stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. Factors such as announcements of the introduction of new or enhanced services or related products by us or our competitors may have a significant impact on the market price of the common shares.

         In August 1998, the staff of the American Stock Exchange recommended that the common shares be delisted from trading on the Exchange because of our failure to meet minimum financial requirements for continued listing. We appealed this determination to the Board of Governors of the Exchange, which permitted our continued listing on the Exchange until March 31, 1999, when the listing will be reviewed again. If the common shares are delisted, it is likely that the common shares will be quoted on the National Association of Securities Dealers, Inc. (Nasdaq) Bulletin Board.

VOLATILITY OF MEDICAL TECHNOLOGY COMPANIES' SECURITIES MAY ADVERSELY EFFECT THE MARKET PRICE OF YOUR STOCK

         Market prices of securities of medical technology companies, including our common shares, have experienced significant volatility from time to time. There may be volatility in the market price of our common shares due to factors that may not relate to our performance. Various factors and events, such as announcements by us or our competitors concerning new product developments, governmental approvals, regulations or actions, developments or disputes relating to patent or proprietary rights and public concern over product liability may have a significant impact on the market price of our common shares.

A LOW STOCK PRICE MAY TRIGGER THE PENNY STOCK RULES MAKING IT HARDER FOR BROKERS TO SELL YOUR STOCK

         If the Exchange delists our common shares, trading in the shares could become subject to Rule 15g-9 under the Securities Exchange Act of 1934. This rule imposes additional sales practice requirements on broker-dealers who sell so-called "penny" stocks to persons other than established customers and "accredited investors." Generally, accredited investors are individuals with a net worth of more than $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction before sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell our shares in the secondary market.

         Subject to some exceptions, the Commission's regulations define a "penny stock" to be any non-exchange listed equity security that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share. Unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market and the associated risks. The rules also require disclosure about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, the rules require that broker-dealers send monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         If our common shares became subject to the rules applicable to penny stocks, the market liquidity for our common shares could be adversely affected.

GOVERNMENT REGULATION OF OUR SERVICES CAN SLOW DOWN OR IMPEDE OUR ABILITY TO SELL OUR EXISTING OR NEW SERVICES

         Both our and Neuromedical Systems' services, products and manufacturing activities are subject to extensive and rigorous government regulation, including the provisions of the Medical Device Amendment to the Federal Food, Drug and Cosmetic Act. Sales to some foreign countries are also subject to government regulations. Failure to comply with applicable regulatory requirements can result in fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could prevent us or Neuromedical Systems from obtaining, or affect the timing of, future regulatory approvals. The effect of governmental regulation may be to delay for a considerable period of time or to prevent the marketing and/or full commercialization of future products or services that we or Neuromedical Systems may develop and/or impose costly requirements on us or Neuromedical Systems.

         The process of obtaining required regulatory approvals can be lengthy, expensive and uncertain. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. The FDA actively enforces regulations prohibiting marketing without compliance with the premarket approval provisions of products and conducts periodic inspections to determine compliance with Good Manufacturing Practice regulations. There can be no assurance that either we or Neuromedical Systems will be able to obtain regulatory approvals of any products on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would adversely affect the marketing of Neuromedical Systems' and our proposed products. There can also be no assurance that additional regulations will not be adopted or current regulations amended in such a manner as will materially adversely effect Neuromedical Systems or NetMed.

THIRD PARTY REIMBURSEMENT FOR OUR SERVICES MAY AFFECT THE PRICING AND ATTRACTIVENESS OF OUR SERVICES

          In the United States, many Pap smears are currently paid for by the patient. Further, the level of reimbursement by third-party payers that do provide reimbursement differ considerably. Third-party payers, such as, Medicare/Medicaid, private health insurance, health maintenance organizations, health administration authorities in foreign countries and other organizations may affect the pricing or relative attractiveness of our products and services by regulating the maximum amount of reimbursement for products or services provided by us or by not providing any reimbursement at all. Restrictions on reimbursement may limit the price which we can charge for our products and services or reduce the demand for them. In the case of PAPNET testing, if the level of such reimbursement is significantly below what laboratories charge patients to perform the test, the size of the potential market available to us may be reduced. There can be no assurance of the extent to which costs of PAPNET testing will become reimbursable or that the level of reimbursement will be sufficient to permit us to generate substantial revenues in our PAPNET business.


THE LOSS OF PATENTS OR CONFIDENTIAL INFORMATION WOULD ADVERSELY EFFECT OUR ABILITY TO COMPETE WITH THIRD PARTIES

         The technologies underlying the PAPNET System and the OxyNet oxygen concentrator are protected by various patents. There can be no assurance that these patents will afford protection from material infringement by third parties or that such patents will not be challenged. We and Neuromedical Systems also rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. All of our employees, with the exception of clerical employees, are required to sign a confidentiality agreement with us. To date, all employees required to sign confidentiality agreements have done so.

There can be no assurance that these agreements will not be breached, that there will be adequate remedies for any breach or that our trade secrets will not otherwise become known to, or independently developed by, competitors. Litigation is currently pending between Neuromedical Systems and a competitor over alleged infringement of Neuromedical Systems' patents.

         There has been extensive litigation in the medical device industry regarding patents and other intellectual property rights. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial. There can be no assurance that necessary licenses would be available to Neuromedical Systems or us on satisfactory terms or at all. Adverse determinations as to the PAPNET and OxyNet patents could:

     o   limit or destroy the value of our license rights to these technologies

     o   subject us to significant liabilities from third parties

     o   require us to seek licenses from third parties

     o   prevent us from manufacturing or selling these products

Any of these determinations could have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT UPON THE SALE OF THE PAPNET SYSTEM AND ANY DIFFICULTIES WE HAVE IN SELLING OUR PRODUCT COULD ADVERSELY EFFECT OUR BUSINESS

         Until successful completion and sale of the OxyNet system, if ever, our performance will depend upon sale of the PAPNET System. The extent of, and rate at which, market acceptance and penetration are achieved are functions of many variables including, but not limited to:

     o   price

     o   effectiveness

     o   acceptance by patients, physicians and laboratories

     o   manufacturing

     o   slide processing and training capacity

     o   reimbursement practice

     o   marketing and sales efforts

There can be no assurance that the PAPNET System will achieve or maintain acceptance in our target markets.

INTENSE COMPETITION FROM DEVELOPING SYSTEMS COULD CAUSE US TO LOSE MARKET SHARE

         We are aware of several companies that either have developed or are developing systems that are competitive with the PAPNET System and other technologies targeted for development by us. The sale of such products could have a material adverse effect on our business, financial condition and results of operations. Competitors may have substantially greater financial, manufacturing, marketing and technical resources, and represent significant potential long-term competition. Competitors may succeed in developing products that are more effective or less costly than any that may be developed by Neuromedical Systems or us. New developments are expected to continue at a rapid pace in both industry and academia. There can be no assurance that research and development by others will not render Neuromedical Systems' or our current and contemplated products obsolete. Competition may increase further as a result of advances that may be made in the commercial applicability of technologies and greater availability of capital for investment in these fields.

FAILURE OR INACCURACY OF THE PAPNET SYSTEM COULD LEAD TO PRODUCT LIABILITY

         Our business could expose us to the risks inherent in the production and distribution of medical diagnostic and treatment equipment. Although Neuromedical Systems has attempted to reduce the exposure to product liability risk by disclosing the demonstrated range of accuracy of the PAPNET Testing System, there can be no assurance that we will not be exposed to liability resulting from the failure or inaccuracy of the PAPNET System. We currently carry no product liability insurance. However, Neuromedical Systems is required, under the terms of the Licenses, to name us as an additional insured on its product liability policies. There can be no assurance that Neuromedical Systems will have the resources necessary to purchase and maintain the insurance, that such insurance will be sufficient to cover potential claims, or that Neuromedical Systems will have adequate resources to indemnify us from any uninsured loss.


ITEM 2.  PROPERTIES.

         The Company's executive offices are located in Dublin, Ohio, in approximately 4,900 square feet of space. The Company leases such space at an annual net rent of $53,900.


ITEM 3.  LEGAL PROCEEDINGS.

         On March 1, 1999, the Company and OxyNet commenced a lawsuit in the Common Pleas Court of Franklin County, Ohio against Ceram and its principals over a purported termination of the license for the ceramic oxygen generation technology, as well as over other disputes, including whether oxygen "scrubbing" applications are included in the scope of the license and whether minimum royalties are payable prior to the manufacture or sale of products incorporating the technology. On March 3, 1999, the Company and OxyNet obtained a temporary restraining order prohibiting Ceram from taking any action to terminate the license or that otherwise is inconsistent with the rights of the Company and Ceram under the license. On March 24, 1999, the court issued a decision finding that the license had not been terminated and granting a preliminary and permanent injunction against Ceram from taking any action inconsistent with the Company's rights under the license. While the Company is confident that it will prevail in any appeal from that decision, and that its other claims will be found meritorious, it is unable to predict the ultimate outcome of the litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Shares are listed for trading on the American Stock Exchange under the symbol "NMD." The following table sets forth, for the periods indicated, the high and low last sales prices per share, as reported on the American Stock Exchange.


         First Quarter 1997.............................          $     9.625    $    6.625
         Second Quarter 1997............................                7.875         5.00
         Third Quarter 1997.............................                6.875         4.00
         Fourth Quarter 1997............................                4.50          2.063

         First Quarter 1998.............................          $     2.4375   $    0.9375
         Second Quarter 1998............................                1.25          0.625
         Third Quarter 1998.............................                0.8438        0.0625
         Fourth Quarter 1998............................                0.5625        0.1875



         On March 26, 1999, the last reported sale price of the Common Shares was $0.125 per share. On March 1, 1999, there were 406 holders of record of the Common Shares.

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

     In August, 1998, the Company's OxyNet subsidiary completed the private placement of 500 Series A 8% Convertible Preferred Shares for net proceeds of $491,000. These proceeds have been and will continue be used for further development of products incorporating OxyNet's ceramic oxygen generation technology. The OxyNet preferred shares are convertible into common shares of OxyNet on a one share for one share basis. If there is not an initial public offering of the common shares of OxyNet within 18 months from the date of issuance of the OxyNet shares, the OxyNet shares may be exchanged at their original stated value, plus accrued dividends, for NetMed common shares. This is a one time right to exchange the OxyNet shares for NetMed common shares and is only available for a period of 30 days following the expiration of the 18 month period referenced above. The exercise of these exchange rights may result in further dilution to holders of the NetMed's common shares.

ITEM 6. SELECTED FINANCIAL DATA.

                            Year ended December 31,


                              1994          1995            1996           1997(1)         1998(1)
                      ------------   -----------   -------------   ------------     -----------
Revenue                   $ 24,765     $  48,000      $  102,813     $  893,608      $  399,848
Loss from operations      (302,596)     (525,149)     (1,677,312)    (2,453,599)     (1,568,898)
Net income (loss)         (283,537)    1,324,945        (592,822)    (3,284,276)     (2,638,806)
Net income (loss)
per share - Basic            (0.05)         0.22           (0.09)         (0.30)           (.23)
            Diluted          (0.05)         0.21           (0.09)         (0.30)           (.23)
BALANCE SHEET DATA:
Total assets               768,934     9,225,744      10,379,590      3,769,049       1,472,195
Convertible
Debentures                       -             -               -      2,190,000       1,350,000
Total Shareholders'
equity                     738,600     6,253,679       7,035,067        832,095        (900,677)

(1) The Company's financial statements from which this data are selected are subject to a qualified auditors' opinion. See Item 8 - "Financial Statements and Supplementary Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is engaged in the business of acquiring, developing and marketing medical and health-related technologies. The Company's principal business activity is the marketing of the PAPNET(R) Testing System under license from NSI. The Company, through its majority owned subsidiary OxyNet, Inc., is also currently engaged in the development and commercialization of products incorporating a new ceramic-based technology for separation of oxygen from ambient air and other gases. The first such product targeted for commercialization is an oxygen concentrator for use in the home health industry.

     Total revenue decreased approximately 55 percent for the twelve months ended December 31, 1998 compared to the same period last year. The decrease is directly attributable to the shift in NSI's marketing focus for the PAPNET product in the U.S. away from rescreening. While further decreases in revenue attributable to the rescreening business in the U.S. are possible, the Company's license agreement with NSI provides for a minimum royalty of 3.5% of NSI's worldwide revenue. The Company's recurring losses, decreasing revenues, and net capital deficiency raise substantial doubt about its ability to continue as a going concern, and the report of the Company's independent auditors on the financial statements included in this report contains a qualification to that effect.

     As of the date of filing of this report, NSI is delinquent in the payment to the Company of royalties due under the license agreement for the months of January and February, 1999. On March 16, 1999, NSI announced that its Netherlands subsidiary had commenced insolvency proceedings from creditors and that NSI had discontinued operations in Germany. On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Company is unable to predict or quantify the impact that NSI's financial difficulties and bankruptcy reorganization may have on the Company, but there is a substantial risk that they will have a material adverse effect on the Company's business, results of operations and financial condition.

     On April 3, 1998, the Company acquired 95% ownership of Ceram Oxygen Technologies, Inc. (see Note 5 to financial statements) and changed the name to OxyNet, Inc. ("OxyNet"). The development by OxyNet of an oxygen concentrator for use in the home healthcare market continued during 1998.

     In August 1998, OxyNet completed the sale of 500 convertible preferred shares with net proceeds to OxyNet of $491,000. Proceeds of the offering are to be used as further funding of the oxygen development project (see Note 11 to the financial statements).

     On December 16, 1996, the Company completed a merger with licensees that had held the rights to market the PAPNET Testing System in the states of Missouri, Georgia and North Carolina. For accounting purposes, the historical financial statements of the Company prior to December 16, 1996 are those of its predecessor, Papnet of Ohio, Inc. The results of operations for the merged entities are reported on a prospective basis commencing December 16, 1996.

     This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1 of this report, in the section titled "Business Risks."

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997

     Royalty revenue decreased from $894,000 for the twelve months ended December 31, 1997 to $400,000 for the twelve months ended December 31, 1998. The decrease was due to a volume decrease of 29% for the twelve month period and by a lower average price per test due to the special pricing offered to laboratories for 100% PAPNET rescreening.

     Total operating expenses decreased by 41% from $3,347,000 for the twelve months ended December 31, 1997 to $1,969,000 for the same period in 1998. Business development expenses increased $106,000 as the Company continued the development and testing of the OxyNeta ceramic oxygen generator. Selling, general and administrative expense decreased from $3,053,000 to $1,569,000 primarily due to a decrease in sales and marketing expenses of $840,000 caused by a reduction in the sales force and by the elimination of recruiting fees and lower supplies cost as the Company transitioned its marketing focus to the laboratory from the clinician office. In addition, advertising expense decreased by $120,000. General and administrative expense decreased $644,000 primarily as the result of a decrease in employee cost and professional fees.

     In August 1997, the Company completed a $3,000,000 convertible debenture financing. The Company recorded an additional $100,000 of finance expense in 1998 to reflect the amortization of the remaining discount on the debentures. As security for the debentures, the Company pledged shares of NSI common stock owned by the Company, and under certain conditions the holders had the right to convert outstanding principle and interest on the debentures into the right to receive pledged shares. For the twelve months ended December 31, 1998, the purchasers converted $475,000 of principal plus accrued interest into a total of 352,200 shares of NSI. This resulted in a loss on available for sale securities of $894,000 for the twelve months ended December 31, 1998. For the twelve months ended December 31, 1997 the Company sold 246,000 shares of available for sale securities in order to fund operations and recognized a gain of $795,000. On January 22, 1999, the holders of the outstanding debentures agreed to exchange them for 97,712 shares of Series A 6% Convertible Preferred Stock of the Company.

     Interest income increased from $39,000 for the twelve months ended December 31, 1997 to $41,000 for the twelve months ended December 31, 1998. The increase is due to higher cash balances to invest as a result of a convertible debenture financing completed in August 1997.
                                      13

     Interest expense increased from $72,000 for the twelve months ended December 31, 1997 to $104,000 for the same period in 1998. The increase in interest expense is the result of the convertible debenture financing mentioned above.

TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996

     Royalty revenue increased to $894,000 for the year ended December 31, 1997 from $103,000 for the year ended December 31, 1996. The increase can be attributed to an increase in market penetration due to an increased sales force calling on doctors and laboratories, consumer advertising and increased insurance reimbursement during 1997 compared to 1996.

     Total operating expenses increased to $3,347,000 for the twelve months ended December 31, 1997 from $1,780,000 for the same period in 1996. Business development expenses increased $209,000 as the Company continued the development and testing of the OxyNeta ceramic oxygen generator. Selling, general and administrative expense increased to $3,053,000 from $1,330,000 primarily due to the direct costs associated with the increased number of sales representatives, an increase in sales literature and promotional materials used in physician offices and an increase in advertising.

     General and administrative expenses increased to $613,000 for the year ended December 31, 1997 from $241,000 for the year ended December 31, 1996. Approximately $200,000 of the increase is due to increased professional fees associated with being a publicly traded company listed on a national exchange, including legal, accounting and investor relations activities. The remaining increase is due to the increased administrative headcount, an increase in occupancy costs as a result of increased office space and an increase in insurance costs associated with the purchase of directors and officers liability insurance.

     For the year ended December 31, 1996, the Company incurred one time merger expenses of $364,852. No expenses related to this transaction were incurred in 1997.

     The Company issued $3,000,000 in principal amount of 6% Secured Convertible Subordinated Debentures ("Debentures") on August 13, 1997, and recorded associated expenses of $1,106,452. The expenses included $750,000, representing the 1997 portion of the discount, $100,000 for the value of warrants issued to placement agents and the purchasers of the Debentures, $170,000 in placement fees and $87,000 in professional, stock exchange and registration fees associated with the Debentures and subsequent registration statement. (See Note 4 to the Financial Statements.)

     Interest income was $39,442 for the year ended December 31, 1997 compared to $13,743 for the year ended December 31, 1996. The increase is due to increased cash balances available for investment resulting from the net proceeds of the Debentures.

     Interest expense increased to $72,464 for the year ended December 31, 1997 compared to $872 for the year ended December 31, 1996. The increase in the expense is the result of borrowings through margin accounts utilizing NSI common stock for collateral and the expense associated with the Debentures.

     The Company recognized a gain on available-for-sale securities of $794,819 for the year ended December 31, 1997 compared to $664,057 for the same period in 1996 which has been recorded as other income.

     The equity in income or loss in partnerships is the Company's percentage of income or loss in certain predecessor limited partnerships that were merged into the Company effective December 16, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date primarily by receipt of royalty payments from NSI, the sale of NSI common stock owned by the Company, the sale of common shares, the sale of preferred stock of its OxyNet subsidiary, and the sale of the convertible debentures. The Company's combined cash and cash equivalents totaled $514,000 at December 31, 1998, a decrease of $1,143,000 from December 31, 1997.

     Cash used in the Company's operations was $1,403,000 for the twelve months ended December 31, 1998 versus $2,308,000 used in the same period of 1997. The Company anticipates that its cash requirements will be substantial for the immediate future and believes that it will be necessary to obtain additional funding in order to
                                      14
complete the development of the OxyNet device and continue funding the negative cash flow from operations. In April 1998, the Company completed the previously announced transaction with Ceram to acquire 95% ownership of a Ceram subsidiary (now known as OxyNet, Inc.) that holds an exclusive world-wide license to Ceram's patented oxygen generation technology for all applications except oxygen sensors and fuel cells. The Company anticipates incurring significant expenses to complete the development of an oxygen device with an anticipated commercial product launch to the home healthcare market during the year 2000.

     In August 1998, OxyNet completed the sale of 500 8% Cumulative Convertible Preferred shares (the "Shares") in a private placement, with net proceeds to OxyNet of $491,000. The Shares are entitled to cumulative dividends at the rate of 8% per annum, and are convertible into common shares of OxyNet, Inc. on a one share for one share basis (subject to adjustments for dilution in certain events). The Shares were sold with a one time right to exchange them at their original stated value, plus accrued dividends, for common shares of NetMed for a period of 30 days following a date which is 18 months from the date of issuance, at the then-prevailing market price of NetMed common shares (not to exceed $3.00 per share), if there has been no initial public offering for common shares of OxyNet by such date. NetMed is the parent of OxyNet and would own approximately 89.1% of OxyNet's outstanding common stock on a fully converted basis if the preferred shares are exchanged for OxyNet common shares. The Company believes that the net proceeds of $491,000 from the private placement will be sufficient for the development of a prototype oxygen device, but that additional financing will be required to obtain the necessary U.S. regulatory approvals and to complete the commercial launch of a product incorporating this technology.

     The Company has reduced expenses as a result of focusing the sales and marketing efforts of the PAPNET test towards the laboratory and away from the clinician, by reducing other general and administrative headcount and by substantially reducing the cash compensation paid to certain officers. Beginning in the third quarter of 1998, cash compensation of certain officers was discontinued until such time as the Company's Board of Directors is satisfied that the Company has the ability to fund operations from either internal or external sources.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop the OxyNet oxygen device, the success of laboratory marketing plans and the Company's ability to increase the sales of the PAPNET Testing System, the timing of NSI's receipt of FDA approval for the PAPNET Testing System as a primary screener of all cytological specimens and the resources required to manufacture and market the OxyNet device. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition, and results of operations.

     As of the date of filing of this report, NSI is delinquent in the payment to the Company of royalties due under the license agreement for the months of January and February, 1999. On March 16, 1999, NSI announced that its Netherlands subsidiary had commenced insolvency proceedings from creditors and that NSI had discontinued operations in Germany. On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. The Company is unable to predict or quantify the impact that NSI's financial difficulties and bankruptcy reorganization may have on the Company, but there is a substantial risk that they will have a material adverse effect on the Company's business, results of operations and financial condition.

YEAR 2000

The Company has assessed the potential impact the Year 2000 problem will have on its financial condition and operations, and has determined that there will be no material impact thereon.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Statements in this document which relate to other than strictly historical facts, including statements about the Company's plans and strategies, as well as management's expectations about new and existing products, technologies and opportunities, market growth, demand for and acceptance of new and existing products (including the PAPNET Testing System and the OxyNet oxygen concentration device), are forward looking statements. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but are not limited to, the Company's current reliance on a single product marketed under license from NSI, the corresponding dependence on NSI's patents and proprietary technology, government regulation, continuing losses from operations and negative cash flow, limited marketing and sales history, the impact of third
                                      15
party reimbursement decisions, the challenges of research and development of new products, and other risks detailed in this report and other Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The response to this Item is submitted in a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BOARD OF DIRECTORS

     David J. Richards, age 47, a founder of the Company, has served as President and director of the Company since its inception. From 1981 until commencing employment with the Company, Mr. Richards was a practicing attorney and, from 1983, a partner, in the law firm of Crabbe, Brown, Jones, Potts & Schmidt in Columbus, Ohio. From 1985 through 1994, Mr. Richards was engaged in real estate development as President of Sunset Development, a multi-family housing developer. Mr. Richards has an accounting degree from Wright State University, and earned his Juris Doctor degree from The Ohio State University College of Law in 1977.

     S. Trevor Ferger, age 45, is the Chief Operating Officer of the Company, and has served as a director since December, 1996. He is also President of Ferger & Associates, a sales consulting firm. He started his career with Procter & Gamble and had sales management responsibilities in Atlanta, Georgia; Jacksonville, Florida; and Raleigh, North Carolina. After obtaining an MBA Degree from Xavier University in Cincinnati, he started a sales and marketing firm specializing in the sales and marketing of consumer goods to grocery stores, which merged into Acosta Sales of Jacksonville, Florida in October 1996.

     Cecil J. Petitti, age 45, has been co-owner of Chaney & Petitti Insurance Agency located in Dublin, Ohio since 1984. Chaney & Petitti specialize in multiple insurance products, including medical insurance. Prior to merging with the Chaney Group, Mr. Petitti was associated with the Burke, Kendall & Petitti Insurance Agency. Mr. Petitti is also President of NetWalk, Inc., a Columbus-based Internet service provider, and CallTech Communications, Inc., a company providing telemarketing services and customer care outsourcing. Mr. Petitti earned a Bachelor of Arts degree in Education from The Ohio State University. Mr. Petitti has been a director of the Company since June, 1994.

     Michael S. Blue, M.D., age 44, has been a practicing physician since 1980. Dr. Blue graduated from Miami University of Ohio in 1976 with a Bachelor of Science in Zoology and graduated from The Ohio State University with a Doctor of Medicine in 1979. Dr. Blue has been President of Phoenix Group International, Ltd. and North American International Trade Group, Inc. since 1994 and 1992, respectively. He has also been Secretary/Treasurer and member of the Board of Directors of Columbus Oilfield Exploration, Inc. since 1987. Dr. Blue has been a director of the Company since December 1996.

     Robert J. Massey, age 53, has served on the Board of Directors of the Company since January, 1997. He is currently President of RJM & Associates, a Columbus, Ohio based consulting firm, and a principal in CallTech Communications, Inc., a company providing telemarketing services and customer care outsourcing. Prior to his affiliation with these businesses, he was President, Chief Executive Officer and a director of CompuServe Corporation, culminating an over twenty year career with the firm as an executive with responsibilities in sales,
                                      16
marketing and general management. Mr. Massey is a director of Hublink, Inc., a Columbus-based software company, and serves on various advisory boards, including that of Gray Peak Technologies, a New York City-based network technologies consulting firm. He is a graduate of Holy Cross College, Worchester, Massachusetts and received an MBA in Finance from Syracuse University.

     Susan M. O'Toole, age 49, has served on the Board of Directors since May, 1998. Ms. O'Toole is an independent consultant operating fashion design services in Dublin, Ohio. From 1996 through 1998, Ms. O'Toole served as Executive Vice President and advisory board member of Retail Apparel Group, Inc., a privately-held retail apparel company based in Cleveland, Ohio. From 1987 to 1996, Ms. O'Toole was a senior operating executive with The Limited, Inc. in Columbus, Ohio, serving as President of its Limited Too division from 1993-1996. Prior to joining The Limited, Ms. O'Toole was Executive Vice President of Seifert's, a specialty retailer, from 1971 to 1987.

     James F. Zid , age 65, has served on the Board of Directors of the Company since February, 1997. Mr. Zid retired as the managing partner of the Columbus office of Ernst & Young LLP in 1993. Mr. Zid currently serves on the Board of Directors of Neoprobe Corporation and Central Benefits Insurance Company.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors of the Company had a total of 5 meetings during the year ended December 31, 1998. During 1998 each of the directors attended 75% or more of the total number of (i) meetings of the Board, and (ii) meetings of committees of the Board on which such director served. Directors who are not employees of the Company received no cash compensation or expense reimbursement for their services. In 1998 and prior years, non-employee directors received stock options as compensation for their services.

     The Board of Directors has an Audit Committee consisting of Messrs. Richards, Blue and Ferger and a Compensation Committee consisting of Messrs. Blue, Petitti, and Massey. The Audit Committee is charged with reviewing the Company's annual audit and meeting with the Company's independent accountants to review the Company's internal controls and financial management practices. The Compensation Committee has the authority and responsibility to determine and administer the Company's officer compensation policies and to establish the salaries for executive officers, the formula for bonus awards to executive officers, and the grant of stock options to executive officers and other key employees under the Company's 1995 Amended and Restated Stock Option Plan (the "Option Plan").

EXECUTIVE OFFICERS

     In addition to David J. Richards and S. Trevor Ferger, the following person is an executive officer of the Company:

     Kenneth B. Leachman, age 45, was elected as Vice President of Finance in October, 1996. Mr. Leachman has held various financial management positions with several technology based companies, including Corporate Controller for Goal Systems International from 1989 to 1991 and as Chief Financial Officer of Sarcom, Inc. from 1992 to 1994. Mr. Leachman earned a Bachelor of Science degree in accounting from The Ohio State University in 1975 and his CPA certificate from the State of Ohio in 1977.

     Officers are elected annually by the Board of Directors and serve at its discretion. There are no family relationships among directors and executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who are beneficial owners of more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms filed by them.
Based on its review of the copies of Section 16(a) forms received by it and written representations from reporting persons, the Company believes that all filing requirements applicable to its reporting persons were complied with during 1998, except that the initial report of beneficial ownership on Form 3 of Susan M. O'Toole, required to be filed within 10 days after her election to the Board of Directors in May 1998, was not filed until February, 1999. As filed, the Form 3 discloses that Ms. O'Toole owned no common shares at any time up to the date of filing of the report.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer, and the only other executive officer whose combined salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1998 (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                           ANNUAL COMPENSATION     COMPENSATION
                                          ---------------------    -------------
                                                                       AWARDS
                                                                     ----------
                                                                     SECURITIES
                                                                     UNDERLYING        ALL OTHER
                                           SALARY         BONUS       OPTIONS         COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR      ($)            ($)          (#)              ($)(1)
---------------------------       ----    ---------      -------     ----------       -------------
David J. Richards,
President and Chief
Executive Officer                 1998     $112,558        0            99,000           $15,435
                                  1997     $200,000    $ 50,000        150,000(3)        $16,259
                                  1996     $125,000    $100,000(2)         0             $ 9,338

Kenneth B. Leachman, Vice
President-Finance and
Chief Fianancial Officer          1998     $ 85,422        0            33,000           $ 6,207
                                  1997     $100,000        0            50,000(3)        $ 8,004

(1) Includes matching contribution to the Company's 401(k) Plan, car allowance and excess group term insurance.

(2) Consists of a $50,000 cash bonus for 1995, which was paid in 1996 and $50,000 represented by the forgiveness of indebtedness to the Company, which was approved by the Board of Directors in 1995 and conditioned on completion of the merger described below under "Certain Relationships and Related Party Transactions."

(3) Options granted in 1997 were cancelled with the options granted in 1998 serving as replacement options.

                      OPTION GRANTS IN LATEST FISCAL YEAR

     The following table provides certain information regarding stock options granted during 1998 to each of the Named Executive Officers.


                                     INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------------
          (a)                   (b)           (c)           (d)          (e)          (f)             (g)
                                          % OF TOTAL
                                            OPTIONS
                                           GRANTED TO                   MARKET
                              OPTIONS      EMPLOYEES     EXERCISE      PRICE ON                    GRANT DATE
                              GRANTED      IN FISCAL      PRICE       GRANT DATE    EXPIRATION    PRESENT VALUE
         NAME                   (#)           YEAR        ($/SH)        ($/SH)         DATE          ($)(1)
-----------------------      ----------    ----------    --------     ----------    ----------    -------------
David J. Richards(2)          99,000(2)      17.24        $ .50         $ .50         4/1/07         $22,770
                             156,248(3)      27.20        $1.12         $1.12        12/31/00        $50,000

Kenneth B. Leachman(3)        33,000(2)       5.75        $ .50         $ .50        12/10/06        $ 7,590
                              12,496(3)       2.18        $1.12         $1.12        12/31/00        $ 3,998

             (1)  The amounts under the column labeled "Grant
                  Date Present Value ($)" are included by the Company pursuant to certain rules promulgated by the Securities and Exchange Commission and are not intended to forecast future appreciation, if any, in the price of the Company's Common Shares. Such amounts are calculated by application of the Black-Scholes option pricing fomula, which yields a valuation based upon certain assumptions, including that the price volatility of the stock will follow historic patterns and that the option holders hold the options granted for their full term. The actual realizable value of the options will vary in accordance with the market price of the Company's Common Shares and may differ substantially from the value produced by application of the formula. As of the date of this report, the exercise prices of all of the options referenced in this table substantially exceed the current market value of the Company's Common Shares, and the market price of the Company's Common Shares would have to increase substantially over the term of these options for them ever to have any realizable value.

             (2) Options were granted as part of repricing which occurred in 1998. Named Executive Officers surrendered options granted in 1997 and received 66% of total as part of repricing. The compensation committee considered overall business conditions and the cash compensation paid to the Named Executive Officers when approving the repricing.

             (3) Options were granted effective May 1, 1998 in conjunction with a salary reduction by Named Executive Officers.

       AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table provides certain information regarding the number and value of stock options held by the Named Executive Officers at December 31, 1998.


                                                 NUMBER OF SECURITIES
                                                UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                  OPTIONS AT FISCAL          IN-THE-MONEY OPTIONS AT
                                                    YEAR-END (#)             FISCAL YEAR-END ($)(1)
                       SHARES                   ------------------------    ------------------------
                     ACQUIRED ON
                      EXERCISE       VALUE
       NAME              (#)      REALIZED ($)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
------------------   -----------  ------------  -----------  -------------  -----------  -------------
David J. Richards        --           --          476,268         --            --            --

Kenneth B. Leachman      --           --           28,996         --            --            --


(1) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year end ($.2188 on December 31, 1998). An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.


                           TEN-YEAR OPTION REPRICINGS

     In July, 1998, the Board of Directors approved the issuance to certain directors, officers and employees of options to purchase 230,140 common shares at a price of $.50 per share, in exchange for the surrender of options to purchase 321,000 common shares at exercise prices ranging from $4.95 to $12.00 per share. Included in these options were options for 99,000 shares granted to Mr. Richards (in exchange for the surrender of options for 150,000 shares exercisable at prices ranging from $6.94 to $12.00 per share), and options for 33,000 shares granted to Mr. Leachman (in exchange for the surrender of options for 50,000 shares exercisable at $5.95 per share). The Board took this action to restore some potential compensatory value to employees and directors of equity incentives that had been rendered essentially valueless by substantial declines in the market price of the Company's common shares, due to factors beyond their control. The following table provides information on the repricing with respect to certain stock options held by the Named Executive
Officers:



Name                 Date     Number of     Number of       Market Price   Exercise Price      New        Length of Original
                              Options       Canceled        of Stock       of Canceled         Exercise   Option term
                              Canceled      Options         at time of     Options at Time     Price      Remaining at Date
                                            Replaced        Replacement    of Replacement                 of Replacement
David J. Richards    7/21/98  50,000        33,000          $     0.50      $    6.94           $0.50     8 years 9 months
David J. Richards    7/21/98  50,000        33,000          $     0.50      $   10.00           $0.50     9 years 9 months
David J. Richards    7/21/98  50,000        33,000          $     0.50      $   12.00           $0.50    10 years 9 months
Kenneth B. Leachman  7/21/98  50,000        33,000          $     0.50      $    5.95           $0.50     8 years 5 months

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive no cash compensation or expense reimbursement, but receive stock options as compensation for their services. The exercise price for options granted in 1996 and prior years ranges from $3.25 to $11.00 per share. During 1998, Mesrs. Ferger, Petitti, Blue and Massey surrendered a total of 85,000 options exercisable at prices from $6.16 to $7.54 per share in exchange for a total of 72,000 options (18,000 per director) exercisable at $.50 per share. At the same time, Mr. Zid and Ms. O'Toole were granted 18,000 options exercisable at $.50 per share. All options vest in equal annual amounts over a three year period of service. In addition, Messrs. Ferger and Petitti each exchanged 2,000 fully vested options having an exercise price of $8.40 per share, for 1,320 options exercisable at $.50 per share. All director options terminate 10 years from the date of grant.

EMPLOYMENT CONTRACTS WITH NAMED EXECUTIVE OFFICERS

     Effective April 1, 1997, the Company entered into an employment agreement with Mr. Richards, its President and Chief Executive Officer. The Agreement was for a term of three years, and provides for annual base salary of $225,000 during the term. In addition to the base salary, the agreement provides that Mr. Richards will receive an annual incentive bonus of up to 100% of his base salary, to be determined according to performance criteria established by the Board or its Compensation Committee, as well as an automobile allowance, Company-provided term insurance in a minimum face amount of $1,000,000, and other benefits. In July, 1998, in the conjunction with certain measures taken by the Board of Directors to conserve cash, Mr. Richards agreed to the indefinite suspension of cash salary and bonus under the agreement.

     The agreement also provides for the grant, pursuant to the Option Plan, of options to purchase 150,000 common shares, vesting at the rate of 50,000 shares per employment year during the term, with exercise prices ranging from $6.94 per share to $12.00 per share. These options have since been surrendered in exchange for new options. See "Option Repricing." The agreement provides that, in the event that Mr. Richards' employment is terminated other than for good cause (as defined in the agreement), or is constructively terminated, the Company will continue his base salary and health insurance coverage for a period of 18 months after termination and pay any earned but unpaid incentive bonus, and that the options granted pursuant to the agreement will become
immediately exercisable.   For purposes of the agreement, a constructive
termination is defined as removal of Mr. Richards as President, Chief Executive Officer or a Director of the Company, or a substantial change in his duties or reporting responsibility to the Board. In the event of a "Change of Control" (as defined in the Agreement), Mr. Richards may voluntarily terminate his employment at any time within one year thereafter, if (i) he determines in good faith that as a result of the Change of Control he can no longer adequately exercise the authority, powers, functions or duties of a chief executive officer, or can no longer perform such duties by reason of a substantial diminution in his responsibilities, status, perquisites or position, or (ii) the Company materially breaches or fails to assume any material obligation under the agreement. In the event of such termination, the Company will pay Mr. Richards 18 months of base salary in a lump sum, reimbursement of any previously unreimbursed business expenses, and an amount equal to the greater of (A) the full incentive bonus for which he could receive under any bonus criteria established by the Board of Directors for the employment year in which termination occurs (regardless of whether such criteria are actually satisfied), or (B) the incentive bonus actually paid to him during the previous employment year. In addition, the Company must continue his health insurance benefits for a period of 18 months, and the options granted pursuant to the agreement will become immediately exercisable. The foregoing obligations of the Company also apply in the event that Mr. Richards' employment is terminated by the Company other than for cause within one (1) year following a Change of Control.

     In the event of Mr. Richards' death during the employment term, in addition to the payment of salary and bonus earned to the date of death, and the immediate exercisability of stock options, the agreement provides that the Company will purchase from his estate of up to $2 million in market value of common shares of the Company owned by Mr. Richards on the date of death. The agreement requires the Company to purchase and pay the premiums on a policy of key man life insurance sufficient to fund such obligation. Finally, the agreement imposes confidentiality and noncompetition obligations on Mr. Richards, and requires that he assign to the Company any intellectual property (inventions, trade secrets, works of authorship, and the like) created by him during his employment which is useful in the Company's business.

REPORT ON 1998 EXECUTIVE COMPENSATION

     The Company's compensation policies were originally designed to attract, retain and motivate the executive talent required to achieve the Company's business objectives and to increase shareholder value. Prior to 1997, the executive compensation policies and decisions were made by the entire Board of
Directors.   Thereafter, executive compensation and stock option awards have been determined by a Compensation Committee (the "Committee"), which currently consists of Messrs. Blue, Petitti and Massey. The Committee plans to annually review the competitiveness of the Company's executive compensation programs.

     Because of the continuing decline in revenue from sales of the PAPNET product, during 1998 management implemented a number of expense reductions, including the reduction of general and administrative headcount and substantial reductions of the cash compensation paid to certain officers. Beginning in the third quarter of 1998, cash compensation of certain officers was discontinued until such time as the Company's Board of Directors is satisfied that the Company has the ability to fund operations from either internal or external sources. During 1998, no officer received any cash bonus or increase in compensation. To partially offset the impact of salary reductions, new
                                      21
options were awarded to officers and certain outstanding options were repriced, as described above.

     Compensation Committee: Cecil J. Petitti, Michael S. Blue, M.D., Robert J. Massey.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP BY MANAGEMENT

     The following table sets forth information regarding beneficial ownership of the Company's Common Shares by each director, the Company's executive officers named in the Summary Compensation Table, and the directors and executive officers of the Company as a group as of March 18, 1999:

                                                   SHARES BENEFICIALLY OWNED (1)
                                                   -----------------------------
           NAME OF BENEFICIAL OWNER                  NUMBER           PERCENT
----------------------------------------           ----------       ------------
David J. Richards(2)                                1,516,150           12.26
S. Trevor Ferger(3)                                   422,145            3.41
Cecil J. Petitti(4)                                   165,296            1.34
Michael S. Blue(5)                                    298,717            2.42
Robert J. Massey(6)                                    60,922               *
James F. Zid(7)                                        17,800               *
Kenneth B. Leachman(8)                                 50,996               *

All directors and executive officers as a group
(7 persons)                                            2,532,026        20.48

----------------
* Represents beneficial ownership of less than 1% of the Company's outstanding Common Shares.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power or as to which the person has the right to acquire the beneficial ownership within 60 days of March 31, 1999. Unless otherwise indicated, voting power and investment power are exercised solely by the person named above or shared with members of his household.

(2) Includes 509,268 shares which may be purchased under stock options exercisable within 60 days of March 31, 1999.

(3) Includes 138,320 shares which may be purchased under stock options exercisable within 60 days of March 31, 1999.

(4) Includes 15,320 shares which may be purchased under stock options exercisable within 60 days of March 31, 1999.

(5) Includes 12,000 shares which may be purchased under stock options exercisable within 60 days of March 31, 1999.

(6) Includes 12,000 shares which may be purchased under stock options exercisable within 60 days of March 31, 1999.

(7) Includes 12,000 shares which may be purchased under stock options exercisable within 60 days of March 31, 1999.

(8) Includes 28,996 shares which may be purchased under stock options exercisable within 60 days of March 31, 1999.



SECURITY OWNERSHIP BY PRINCIPAL SHAREHOLDERS

     The following table sets forth information as of March 18, 1999 relating to the beneficial ownership of Common Shares by each person known by the Company to own beneficially more than 5% of the outstanding Common Shares.


                                       SHARES BENEFICIALLY OWNED (1)
                                       -----------------------------
NAME OF BENEFICIAL OWNER                  NUMBER           PERCENT
------------------------                ----------       ----------
David J. Richards(2)                    1,516,150           12.26

-------------------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power or as to which the person has the right to acquire the beneficial ownership within 60 days of March 31, 1999. Unless otherwise indicated, voting power and investment power are exercised solely by the person named above or shared with members of his household.

(2) Includes 509,268 shares which may be purchased under stock options exercisable within 60 days of March 31, 1999. Mr. Richards' address is 6189 Memorial Drive, Dublin, Ohio 43017.



     Holders of the Company's outstanding Series A, 6% Convertible Preferred Stock have the right to convert the preferred stock and any dividends accrued into NetMed common shares at any time. The preferred stock is entitled to cumulative annual dividends at the rate of 6% of stated value payable in common shares at the time of each conversion, and is convertible into shares of NetMed common stock based on the "Conversion Price" at the time of conversion. The Conversion Price is an amount equal to 75% of the average closing bid price of NetMed common shares on the American Stock Exchange for the previous three
business days ending on the day before the conversion date.   The Conversion
Price is subject to equitable adjustment upon the occurrence of certain events, such as stock splits, stock dividends, reclassifications or combinations. As of March 18, 1999, there were 94,382 shares of preferred stock outstanding, and based upon the average closing bid price of NetMed's common shares on the three previous business days, were convertible on that date into 15,121,254 common shares. Under the terms of the preferred stock, however, the holders are precluded from effecting any conversion if the conversion would result in them owning more than 4.99% of NetMed's outstanding common stock. Consequently, the number of shares of common stock issuable on conversion of the preferred stock has been excluded from the foregoing tables. The holders of the preferred stock are CPR (USA), Inc., LibertyView Fund, LLC, and LibertyView Plus Fund, affiliates of Banque CPR, a French broker-dealer, with offices located at 101 Hudson Street, Suite 3700, Jersey City, New Jersey 07302.



The following Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Report into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.


                               PERFORMANCE GRAPH

             COMPARISON OF 55 MONTH CUMULATIVE TOTAL RETURN* AMONG
         THE COMPANY, THE AMEX MARKET VALUE INDEX, THE S&P HEALTH CARE (MEDICAL PRODUCTS & SUPPLIES) INDEX AND A CERVICAL CYTOLOGY PEER GROUP INDEX

     The following Performance Graph compares the performance of the Company with that of the AMEX Market Value Index, the S&P Health Care (Medical Products & Supplies) Index, and an index composed of a peer group of cervical cytology companies (the "Peer Group"). The Peer Group consists of Accumed, International Inc. (ACMIC), Autocyte, Inc. (ACYT), Cytyc Corp. (CYTC), Neopath, Inc. (NPTH) and Neuromedical Systems, Inc. (NSIX). The comparison of the cumulative total return to shareholders for each of the periods assumes that $100 was invested on May 12, 1994 in the Company's Common Shares, and in the AMEX Market Value Index, the S&P Health Care (Medical Products & Supplies) Index and the Peer Group, and that all dividends were reinvested.

                      COMPARISON OF 55 MONTH CUMULATIVE TOTAL RETURN*
                      AMONG NETMED, INC, THE AMEX MARKET VALUE INDEX,
                 THE S & P HEALTH CARE (MEDICAL PRODUCTS & SUPPLIES) INDEX
                                     AND A PEER GROUP
                                              CUMULATIVE TOTAL RETURN
                            ------------------------------------------------------------
                            5/12/94    12/94      12/95      12/96      12/97      12/98
NETMED, INC.                  100        93        357        227         64          6
PEER GROUP                    100        50        100         73         43         31
AMEX MARKET VALUE             100        99        125        133        161        164
S&P HEALTH CARE (MEDICAL
  PRODUCTS & SUPPLIES)        100       125        211        243        302        436

* $100 INVESTED ON 5/12/94 IN STOCK OR ON 4/30/94 IN INDEX - INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING DECEMBER 31.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In September 1997, the Company entered into a net lease with Muirfield Square, Ltd. for 4,900 square feet of office space in which the Company's principal offices are located. The lease term is for 5 years at an annual rent of $53,900 for the first year, escalating annually at the rate of 3% over the term, and renewable for an additional 5-year term at an annual net rental of $60,660. Messrs. Richards, Ferger, and Massey own a majority of the membership interests in Muirfield Square, Ltd. The Company believes that the lease is on terms at least as favorable to the Company as available for office space of a similar size and quality in the locality.

     In January, 1998, the Company entered into a consulting arrangement with Ferger & Associates ("Consultant"), a company controlled by Mr. Ferger, under which the Consultant will assist the Company in its marketing and sales activities, including management of the sales force. Under this arrangement, the Company has agreed to pay the Consultant $100,000 annually, in monthly installments, plus reimbursement of reasonable expenses. The term of the arrangement was originally for three years, but was cancelled upon Mr. Ferger becoming employed by the Company effective May 1, 1998.


                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

        (1) The following financial statements are included in this report under
            Item 8:

                    Consolidated Balance Sheet as of December 31, 1998 and 1997.

                    Consolidated Statements of Operations for the three years ended December 31, 1998.

                    Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1998.

                    Consolidated Statements of Cash Flows for the three years ended December 31, 1998.

                    Notes to the Consolidated Financial Statements.

                    Independent Auditors' Report.


        (2) Financial Statement Schedules: Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements.

        (3) Exhibits:


   EXHIBIT
   NUMBER                          DESCRIPTION
   -------                         -----------

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

    10.1 Amended and Restated 1995 Stock Option Plan of the Registrant. (Previously filed as Exhibit 10(i) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

    10.2 Net Lease between Muirfield Square, Ltd. as Lessor and Registrant as Lessee, dated September 15, 1997. (Previously filed as Exhibit 10.9 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

    10.3 Investment Agreement among the Registrant, CeramPhysics, Inc. and Ceram Oxygen Technologies, Inc., dated February 28, 1997. (Previously filed as Exhibit 10(j) to Registrant's 1996 Annual Report on Form 10-K, Commission file no. 1-12529, and incorporated herein by reference.)

    10.4 Revolving Loan-Grid Note, between the Registrant as the lender and Ceram Oxygen Technologies, Inc. as maker, dated February 28, 1997, as amended December 16, 1997. (Previously filed as Exhibit 10.7 to Registrant's 1997 Annual Report on Form 10-K, Commission file no. 1-12529, and incorporated herein by reference.)

    10.5 Employment Agreement between the Registrant and David J.
         Richards, dated as of April 1, 1997. (Previously filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1997, and incorporated herein by reference.)

    21 * Subsidiaries of the Registrant

    23 * Consent of Ernst & Young, LLP.

    24 * Powers of Attorney.

    27 * Financial Data Schedule.

    99.1 Convertible Debenture Exchange Agreement, dated October 27, 1998, among the Registrant, CPR (USA) Inc., LibertyView Fund, LLC, and LibertyView Plus Fund. (Previously filed as Exhibit 99.1 to Post-Effective Amendment No. 2 to Form S-1 on Form S-3, Registration No. 333-35663, and incorporated herein by reference.)

    99.2 Registration Rights Agreement, dated October 27, 1998, among the Registrant, CPR (USA) Inc., LibertyView Fund, LLC, and LibertyView Plus Fund. (Previously filed as Exhibit 99.2 to Post-Effective Amendment No. 2 to Form S-1 on Form S-3, Registration No. 333-35663, and incorporated herein by reference.)

    99.3 Amended and Restated Agreement, dated November 23, 1998, between Neuromedical Systems, Inc. and the Registrant. (Previously filed as
         Exhibit 99.3 to Post-Effective Amendment No. 2 to Form S-1 on Form S-3, Registration No. 333-35663, and incorporated herein by reference.)

    99.4 Registration Rights Agreement, dated August 12, 1997, between the Registrant and CPR (USA), Inc. (Previously filed as Exhibit 99.4 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

     * Filed with this Report.


       (b)    Reports on Form 8-K

              The Company filed the following Current Report on Form 8-K in the fourth quarter of 1998:

              Current Report on Form 8-K, dated October 30, 1998, filed with the Securities and Exchange Commission on November 5, 1998 (Item 5).


       (c)    Exhibits

              The exhibits to this report begin on page 29.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NetMed, Inc.


Date:  March 29,1999             By:      /s/ David J. Richards
                                    -----------------------------------
                                        David J. Richards, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 1999.


       Signature              Title


   /s/ David J. Richards      President, Chief Executive Officer and Director
------------------------
    David J. Richards


   *S. Trevor Ferger          Chief Operating Officer and Director
------------------------
    S. Trevor Ferger


 *Kenneth B. Leachman         Vice President - Finance
------------------------      (Principal Accounting Officer)
  Kenneth B. Leachman


  *Cecil J. Petitti           Director
------------------------
  Cecil J. Petitti


   *James F. Zid              Director
------------------------
   James F. Zid


  *Michael S. Blue            Director
------------------------
   Michael S. Blue


  *Robert J. Massey           Director
------------------------
   Robert J. Massey


  *Susan M. O'Toole           Director
------------------------
   Susan M. O'Toole


*By:    /s/ David J. Richards
   -------------------------------------
     David J. Richards, Attorney in fact

                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c) and (d)

                  Financial Statements and Supplementary Data
         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                         Financial Statement Schedules

                          Year ended December 31, 1998

                                  NetMed, Inc.

                                  Dublin, Ohio

                                  NetMed, Inc.
                                 and Subsidiary

                   Audited Consolidated Financial Statements


                  Years ended December 31, 1998, 1997 and 1996





                                    CONTENTS


              Report of Independent Auditors................... 1

              Audited Consolidated Financial Statements

              Consolidated Balance Sheets...................... 2
              Consolidated Statements of Operations............ 3
              Consolidated Statements of Stockholders' Equity.. 4
              Consolidated Statements of Cash Flows............ 5
              Notes to Consolidated Financial Statements....... 6

                         Report of Independent Auditors


The Board of Directors and Stockholders
NetMed, Inc.


We have audited the accompanying consolidated balance sheets of NetMed, Inc. and subsidiary (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, the Company's recurring losses, decreasing revenues, and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        ERNST & YOUNG, LLP


Columbus, Ohio
January 29, 1999
(except as to Note 14 as to which
the date is March 26, 1999)

                                  NetMed, Inc.

                          Consolidated Balance Sheets

                                                               DECEMBER 31
                                                           1998           1997
                                                      --------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                             $   513,712    $ 1,656,370
  Accounts receivable                                        30,000        216,356
  Prepaid assets                                             25,209         25,208
                                                      -------------   ------------
Total current assets                                        568,921      1,897,934

Investment in NSI--available for sale                        24,603      1,267,343
Notes receivable - NSI                                        6,757         21,443
Note receivable-COTI                                             --        278,499
Furniture and equipment (net of accumulated
  depreciation of $65,302 -- 1998 and $46,095 -- 1997)
License (net of accumulated amortization                     44,952         42,263
  of $27,803--1998 and $0--1997)                            565,323             --
Deferred taxes                                              260,100        260,100
Deposits and other assets                                     1,539          1,467
                                                      -------------   ------------
Total assets                                            $ 1,472,195    $ 3,769,049
                                                      =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                      $    51,282    $   113,176
  Accrued expenses                                           66,270        304,579
  Other liabilities                                         143,489         69,102
                                                      -------------   ------------
Total current liabilities                                   261,041        486,854
Deferred taxes                                              260,100        260,100
Convertible debentures                                    1,350,000      2,190,000

Minority interest                                            10,731             --
Preferred stock of subsidiary                               491,000             --
Stockholders' equity:
  Common stock, no par value, 20,000,000 shares
    authorized, 11,987,604 and 11,080,783 issued and
    outstanding at December 31, 1998 and 1997             6,184,968      5,417,151
Accumulated other comprehensive loss                       (361,261)      (499,478)
  Retained deficit                                       (6,724,384)    (4,085,578)
                                                      -------------   ------------
Total stockholders' equity (deficit)                       (900,677)       832,095
                                                      -------------   ------------
Total liabilities and stockholders' equity              $ 1,472,195    $ 3,769,049
                                                      =============   ============

See accompanying notes.

                                  NetMed, Inc.

                     Consolidated Statements of Operations



                                         1998            1997           1996
                                     -------------  --------------  -------------
Royalty revenue                       $   399,848     $   893,608     $  102,813

Operating expenses:
  Selling, general and administrative   1,569,136       3,053,255      1,329,797
  Business development                    399,610         293,952         85,476
  Merger (Note 1)                              --              --        364,852
                                     ------------   -------------   ------------
Operating expenses                      1,968,746       3,347,207      1,780,125
                                     ------------   -------------   ------------
Operating  loss                        (1,568,898)     (2,453,599)    (1,677,312)

Other income (expense):
  Interest income                          40,903          39,442         13,743
  Interest expense                       (103,771)        (72,464)          (872)
  (Loss) gain on sale of
    available-for-sale securities        (894,147)        794,819        664,057
  Financing costs                        (118,750)     (1,106,452)            --
  Equity loss in partnerships                  --              --        (13,451)
                                     ------------   -------------   ------------
Total other (expense) income           (1,075,765)       (344,655)       663,477
                                     ------------   -------------   ------------
Loss before income taxes and
  minority interest                    (2,644,663)     (2,798,254)    (1,013,835)
Minority interest                           5,857              --             --
Income tax expense (benefit)                   --         486,022       (421,013)
                                     ------------   -------------   ------------
Net loss                              $(2,638,806)    $(3,284,276)    $ (592,822)
                                     ============   =============   ============
Net loss per share-
  basic and diluted                   $      (.23)    $      (.30)    $     (.09)
                                     ============   =============   ============

See accompanying notes.

                                  NetMed, Inc.

                Consolidated Statements of Stockholders' Equity




                                                                            ACCUMULATED
                                                                              OTHER            RETAINED
                                                                           COMPREHENSIVE       EARNINGS
                                                     COMMON STOCK          INCOME (LOSS)       (DEFICIT)         TOTAL
                                                     ------------          -------------       ---------      ----------
Balance, January 1, 1996                               $2,562,542          $3,899,617         $(208,480)      $6,253,679
  Adjustment to unrealized gains net of tax                     -          (1,710,691)                -       (1,710,691)
  Net assets acquired via the Merger (Note 1)                   -           1,765,838                 -        1,765,838
  Net loss                                                                                     (592,822)        (592,822)
                                                                                                             -----------
  Comprehensive income                                                                                          (537,675)
                                                                                                             -----------
  Net assets acquired via the Merger (Note 1)             905,463                                                905,463
  Deferred compensation
  stock options                                           410,000                    -                -          410,000
  Stock options exercised                                   3,600                    -         (592,822)        (592,822)
                                                      -----------       --------------     -------------     -----------
Balance, December 31, 1996                              3,881,605            3,954,764         (801,302)       7,035,067
  Adjustment to unrealized gains net of tax                                 (4,454,242)                       (4,454,242)
  Net loss                                                                                   (3,284,276)      (3,284,276)
                                                                                                             -----------
  Comprehensive income                                                                                        (7,738,518)
                                                                                                             -----------
  Deferred compensation
  stock options                                           455,593                                                455,593
  Warrants issued and discount on
  convertible debentures                                  850,096                                                850,096
  Stock issued                                            360,000                                                360,000
  Stock received for note (Note 10)                      (130,143)                                              (130,143)
                                                      -----------       --------------     -------------     -----------
Balance, December 31, 1997                              5,417,151             (499,478)      (4,085,578)         832,095
  Adjustment to unrealized loss                                                138,217                           138,217
  Net loss                                                                                   (2,638,806)      (2,638,806)
                                                                                                             -----------
  Comprehensive income                                                                                        (2,500,589)
                                                                                                             -----------
  Deferred compensation
  stock options                                           148,730                                                148,730
  Options sold                                             61,664                                                 61,664
  Warrants issued and discount on
  convertible debenture                                   129,750                                                129,750
  Stock issued                                            427,673                                                427,673
                                                      -----------       --------------     -------------     -----------
Balance, December 31, 1998                             $6,184,968           $(361,261)      $(6,724,384)      $ (900,677)
                                                      ===========       ==============     =============     ===========

See accompanying notes.

                                  NetMed, Inc.

                     Consolidated Statements of Cash Flows

                                                                         YEAR  ENDED DECEMBER 31
                                                                  1998             1997             1996
                                                             --------------   --------------   --------------
OPERATING ACTIVITIES
Net loss                                                       $(2,638,806)     $(3,284,276)      $ (592,822)
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amortization                                   47,010           13,696            7,776
    Change in deferred taxes                                            --          484,062         (421,013)
    Loss (gain) on available-for-sale securities                   894,147         (794,819)        (664,057)
    Compensation on extended stock options                         148,730          455,593          410,000
    Warrants issued for consulting                                  38,374               --               --
    Minority interest                                               (5,857)              --               --
    Equity loss in partnership                                          --               --           13,451
    Financing costs                                                118,750          850,096               --
    Changes in operating assets and liabilities:
      Accounts receivable                                          186,356         (170,987)         (55,727)
      Note receivable from stockholder                                  --               --           50,000
      Prepaid assets                                                    (1)           3,186          (27,373)
      Accounts payable                                             (61,894)          15,551           47,694
      Accrued expenses and other liabilities                      (129,908)         120,298          101,398
                                                             -------------    -------------    -------------
Net cash used in operating activities                           (1,403,099)      (2,307,600)      (1,130,673)
                                                             -------------    -------------    -------------
INVESTING ACTIVITIES
Sale of NSI stock                                                       --        1,225,229          750,057
Acquisition of OxyNet                                             (200,000)              --               --
Net cash advances to Predecessor Companies in
  contemplation of Merger                                               --               --         (400,183)
Notes receivable - NSI                                              14,686               --           29,637
Note receivable-COTI                                               (84,931)        (278,499)              --
Purchase of furniture and equipment                                (21,896)         (27,925)         (18,494)
Other assets                                                           (82)              --             (138)
                                                             -------------    -------------    -------------
Net cash (used) provided by investing activities                  (292,223)         918,805          360,879
                                                             -------------    -------------    -------------
FINANCING ACTIVITIES
Sale of options                                                     61,664               --               --
Sale of preferred stock by subsidiary                              491,000               --               --
Issuance of convertible debentures                                      --        3,000,000               --
Proceeds from margin account                                            --          (96,909)          96,909
Issuance of common stock and warrants exercised                         --               --            3,600
                                                             -------------    -------------    -------------
Net cash provided by financing activities                          552,664        2,903,091          100,509
                                                             -------------    -------------    -------------
Net (decrease) increase in cash                                 (1,142,658)       1,514,296         (669,285)
Cash and cash equivalents at beginning
  of period                                                      1,656,370          142,074          811,359
                                                             -------------    -------------    -------------
Cash and cash equivalents at end of period                     $   513,712      $ 1,656,370       $  142,074
                                                             =============    =============    =============

See accompanying notes.

                                  NetMed, Inc.

                     Notes to Consolidated Financial Statements


1.  ORGANIZATION AND BASIS OF PRESENTATION

NetMed, Inc. is engaged in the business of acquiring, developing and marketing medical and health-related technologies. NetMed's revenues are currently derived principally from the marketing of the PAPNET(R) Testing System, an advanced computerized test that pinpoints and magnifies precancerous and cancerous cells. NetMed is also investigating other medical technologies, including the development of an oxygen concentrator device to be sold in the home healthcare market. The consolidated financial statements include the accounts of NetMed, Inc. and its majority owned subsidary (the "Company")

On December 5, 1996, the Company's shareholders approved an Agreement and Plan of Merger (the "Merger Agreement") whereby Cytology Indiana, Inc., Indiana Cytology Review Company, ER Group, Inc., CCWP Partners, Inc. (CCWP), and Carolina Cytology, Inc. (the "Predecessor Companies") were merged with and into the Company (the "Merger"). The Merger was effective on December 16, 1996 and the Company issued, in the aggregate, 4,849,988 shares of its common stock, without par value, in exchange for the issued and outstanding shares of the Predecessor Companies. Under terms of the Merger Agreement, the Company changed its name from Papnet of Ohio, Inc. to NetMed, Inc.

Prior to the Merger, Papnet of Ohio, Inc. and each of the Predecessor Companies (except for CCWP) held long-term territorial license agreements ("License Agreement") issued by Neuromedical Systems, Inc. (NSI). The License Agreements provide the right to sell the "PAPNET(R) System" and the "PAPNET(R) Service", as described below, in Ohio, Kentucky, Missouri, Georgia, North Carolina and the Standard Metropolitan Area of Chicago. As a result of the Merger, and in accordance with an agreement with NSI, the individual License Agreements held by Papnet of Ohio, Inc. and the Predecessor Companies were exchanged for a single License Agreement ("Amended License") that encompasses the same territories covered by the individual License Agreements.

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

                                  NetMed, Inc.

                     Notes to Consolidated Financial Statements


1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Merger of NetMed and the Predecessor Companies occurred in connection with the initial registration of the Company's common stock with the Securities and Exchange Commission ("SEC") which resulted in the public trading of the Company's common stock. The Merger was accounted for at historical cost based on the guidance in SEC Staff Accounting Bulletins 48 and 97. The results of operations of the Predecessor Companies have been combined with those of the Company on a prospective basis commencing at the date of Merger. The following displays summarized pro forma results of operations assuming the Merger transaction occurred on January 1, 1996:

                                                    PRO FORMA
                                                    YEAR ENDED
                                                   DECEMBER 31,
                                                   ------------
                                                       1996
                                                   ------------
          Royalty revenue                           $   222,002
          Operating loss                             (2,153,257)
          Net (loss) income                          (1,032,865)
          Net (loss) income per share                      (.10)

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

                                  NetMed, Inc.

                     Notes to Consolidated Financial Statements


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ROYALTY REVENUE

Pursuant to the License Agreement, the Company is entitled to receive 50% of per slide revenues, less certain charges for equipment and transportation of the slides generated by labs within the Company's territory. The Company earns and accrues the net per slide revenue on a monthly basis. NSI is required to pay this monthly amount by the end of the following month. This is the method used by the Company to record royalty revenue in 1998, 1997 and 1996.

The License Agreement also provides a calculation for a minimum royalty to be based upon the worldwide revenue of NSI. The minimum royalty is 3.5% of NSI's worldwide revenue, and is to be paid within 90 days of year end if this calculation yields a royalty greater than the royalty calculated from the Company's territorial revenue.

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

STOCK-BASED COMPENSATION

The Company accounts for stock compensation arrangements in accordance with APB Opinion No. 25, "Accounting for Stock issued to Employees." The pro forma information regarding income and earnings per share as required by Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") is disclosed in "Note 6 - Stock Options and Warrants."

RECLASSIFICATION

Certain amounts presented for 1997 and 1996 have been reclassified to conform to the 1998 presentation.

                                  NetMed, Inc.

                     Notes to Consolidated Financial Statements


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                             1998            1997             1996
                                         ------------    ------------     ------------
Net loss                                 $(2,638,806)    $(3,284,276)      $ (592,822)
                                         ===========     ===========      ===========
Weighted average shares                   11,477,392      10,963,978        6,263,924
Effect of dilutive stock options
and warrants                                 N/A             N/A              N/A
                                         -----------     -----------      -----------
                                          11,477,392      10,963,978        6,263,924
                                         ===========     ===========      ===========
Basic earnings per share                 $      (.23)    $      (.30)     $      (.09)
                                         ===========     ===========      ===========
Diluted earnings per share               $      (.23)    $      (.30)     $      (.09)
                                         ===========     ===========      ===========

The outstanding convertible debentures (see Note 4) were not included in the diluted earnings per share calculation for 1998 or 1997 because the effect would be antidilutive.

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive loss.

                                  NetMed, Inc.

                     Notes to Consolidated Financial Statements


3.  INVESTMENT IN NSI

The Company owns stock in NSI as a result of the exercise of warrants and settlement of certain claims with NSI. The investment is classified as available-for-sale and is carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. NSI trades publicly on the NASDAQ Bulletin Board under the symbol "NSIX." The Company sold 140,000 and 43,000 shares of NSI stock which resulted in a gain of $762,829 and $664,057 during 1997 and 1996, respectively, which was reported as other income. In addition, the Company used 352,000 and 106,635 shares in exchange for a reduction of $470,000 and $450,000 in 1998 and 1997, respectively, in the debentures payable more fully described in Note 4. The exchange resulted is a loss of $894,147 in 1998 and a gain of $31,990 in 1997.

As of December 31, 1998, the Company owned 98,411 shares of NSI stock at a cost of $385,864 of which 16,165 shares are pledged as additional security for the debentures payable. The NSI common stock has been recorded in the accompanying balance sheet based on its $.25 closing price on December 31, 1998.

4. CONVERTIBLE DEBENTURES

In August 1997, the Company issued $3,000,000 of 6% Convertible Debentures (the "Debentures") resulting in net proceeds to the Company of $2,743,644 and recorded associated expenses of $1,106,452 in 1997. Those expenses included $750,000 representing the 1997 portion of the discount, $100,000 for the cost of warrants issued to placement agents and the purchasers of the Debentures, $170,000 in placement fees and $87,000 in professional, stock exchange and registration fees associated with the Debentures and subsequent registration statement. The Company recorded an additional $100,000 of finance expense in 1998 to reflect the amortization of the remaining discount on the Debentures. The Company has reserved 1,500,000 shares for the conversion of the Debentures.

The Debentures are convertible into Common Stock at a conversion price equal to 75% of the average closing price of the Common Stock for the three business days immediately preceding such time as the debentures are converted (80% before March 31, 1998) and mature August 13, 2000. The Debentures may also be redeemed for cash at the Company's option. Interest is accrued and at the option of the Company may be paid in cash or converted to Common Stock at the same prices as above. As of December 31, 1998, Debentures with a total principal amount of $730,000 had been converted into 981,822 shares of Common Stock.

The Debentures were originally secured by 475,000 shares of common stock of Neuromedical Systems, Inc. owned by the Company (the "NSI Shares"). During 1998 and 1997, the Company exchanged 352,200 and 106,635, respectively, NSI Shares for a reduction of $470,000 and $450,000 in the Debentures payable.

                                  NetMed, Inc.

                     Notes to Consolidated Financial Statements


4.  CONVERTIBLE DEBENTURES (CONTINUED)

In connection with this financing, the Company issued warrants to the purchasers of the Debentures and to placement agents. The warrants are exercisable at any time prior to August 13, 2000 at exercise prices of $7.79 per share (for up to 150,000 shares) and $9.35 per share (for up to 65,000 shares).

See Footnote 12 for subsequent event regarding exchange of debentures for convertible preferred stock of the Company.

5.  ACQUISITION OF CERAM OXYGEN TECHNOLOGIES, INC.

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

The pro forma amounts include adjustments that the Company believes are reasonable.


                                         Twelve Months Ended
                                             December 31
                                       1998                   1997
                                       ----                   ----
             Revenue                  $399,848               $893,608
             Net loss              $(2,723,777)           $(3,356,750)
             Loss per share-
              basic & diluted            $(.24)                 $(.31)


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

                                  NetMed, Inc.

                     Notes to Consolidated Financial Statements


5.  ACQUISITION OF CERAM OXYGEN TECHNOLOGIES, INC. (CONTINUED)

The total cost of the acquisition of $563,470 was allocated to the acquired assets of Ceram Oxygen Technologies, Inc. (COTI). As the only asset of COTI was the acquired technology and the underlying license, the entire acquisition cost was allocated to this asset. The license will be amortized over the remaining twelve-year life of the patent which underlies the license agreement with CeramPhysics, Inc. The recorded value of the license will be reviewed quarterly for indications of impairment. If it is determined that the recorded value is not fully recoverable, a charge will be recorded in the period that such a determination is made.

6. STOCK OPTIONS AND WARRANTS

The Company's 1995 Stock Option Plan (the "Stock Option Plan") provides for the granting of options that may either meet the requirements of Section 422 ("Incentive Options") of the Internal Revenue Code of 1986, as amended (the "Code") or not meet such requirements ("Nonqualified Options"). Key employees, officers, and directors of, and consultants and advisors who render services to the Company are eligible to receive options under the Stock Option Plan.

The following represents the activity for the Stock Option Plan for the years ended December 31, 1998, 1997 and 1996:


                                                                1998                      1997                     1996

                                                                     Weighted                  Weighted                 Weighted
                                                                      Average                   Average                  Average
                                                        Number       Exercise      Number      Exercise     Number      Exercise
                                                      Of Options      Price      Of Options      Price    Of Options      Price
                                                      ----------     --------    ----------    --------   ----------    --------
Options outstanding, beginning of year                  538,667       $7.92             --                     --         N/A
Options granted                                         574,259       $ .83        538,667       $7.92         --         N/A
Options exercised                                            --                         --                     --         N/A
Options cancelled                                      (528,000)      $7.92             --                     --         N/A
Options outstanding, end of year                        584,296       $ .96        538,667       $7.92         --         N/A
Options exercisable at year end                         414,126       $1.15         55,750       $7.09         --         N/A

The number and weighted-average fair value of options granted during 1998, 1997 and 1996 is as follows:


                                                                1998                      1997                     1996

                                                                     Weighted                  Weighted                 Weighted
                                                                      Average                   Average                  Average
                                                                       Fair                      Fair                     Fair
                                                                     Value of                  Value of                 Value of
                                                        Number       Options       Number      Options      Number      Options
                                                      Of Options     Granted     Of Options    Granted    Of Options    Granted
                                                      ----------     --------    ----------    --------   ----------    --------
Stock price equal to exercise price                     574,259        $.28           --           N/A          --         N/A
Stock price greater than exercise price                      --         N/A        225,000       $2.08          --         N/A
Stock price less than exercise price                         --         N/A        313,667       $5.25          --         N/A

For the year ended December 31, 1997, the Company recorded compensation expense of $431,593 for the 313,667 stock options issued at less than market value.
The number of shares available for grants under the Stock Option Plan was 165,074, 211,333 and 300,000 at December 31, 1998, 1997 and 1996, respectively.

                                  NetMed, Inc.

                     Notes to Consolidated Financial Statements


6. STOCK OPTIONS AND WARRANTS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998: risk-free interest rate of 6% for 1996 and 5.75% for 1997 and 1998; no dividend yield; volatility factor of the expected market price of the Company's common stock of $.62 for 1996 and $.44 for 1998 and 1997 and expected lives ranging from 2 to 5 years.

If the Company had elected to recognize compensation cost based on the fair value of options at the grant date as prescribed by SFAS No. 123, the following displays what reported net income (loss) and per share amounts would have been:

     PRO FORMA YEARS ENDED DECEMBER 31,

                                 1998              1997              1996
                             -----------        -----------       ---------
Net (loss) income            $(2,956,558)       $(3,776,177)      $(873,866)
Diluted (loss) income
per share                    $      (.26)       $      (.34)      $    (.14)

The pro forma financial effects of applying SFAS No. 123 are not likely to be representative of the pro forma effects on reported results of operations for future years.

During the second quarter of 1998, officers of the Company agreed to reduce their cash compensation received in exchange for receiving stock options of the Company. The officers received 3.125 options for each dollar of compensation reduced. The value of the options was determined using the Black-Scholes option pricing model. The Company recorded compensation expense of $61,664 in 1998 as a result of this transaction.

During the third quarter of 1998, the Company entered into Replacement Option Agreements, each dated as of July 21, 1998, with certain Company employees participating in the Stock Option Plan (each such agreement, a "Replacement Option Agreement"). Pursuant to the terms of the Replacement Option Agreements, the Company canceled 321,000 employee stock options at exercise prices ranging from $4.95 to $12.00 per share and issued 230,140 replacement options, each at an exercise price of $.50 per share representing the fair market value of the common stock on the grant date (collectively, the "Replacement Options"). Senior management received Replacement Options covering shares equal only to 66% of their respective original option grant amounts.

                                  NetMed, Inc.

                     Notes to Consolidated Financial Statements


6. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a summary of the stock option activity for a prior non-qualified plan (no additional options may be granted under this plan) for the three years ended December 31, 1998:


                                     NUMBER OF             WEIGHTED AVERAGE
                                      SHARES                EXERCISE PRICE
                                     ---------             -----------------
NON-QUALIFIED PLAN
Outstanding at January 1, 1996        365,600                    $1.74
Issued                                 56,000                    $1.55
Exercised                             (21,200)                   $1.53
Expired                               (64,000)                   $1.53
                                      -------
Outstanding and exercisable
  at December 31, 1996                336,400                    $1.76
Issued                                 16,000                    $3.25
Exercised                              (8,400)                   $1.83
Expired                               (16,000)                   $3.25
                                      -------
Outstanding and exercisable
  at December 31, 1997                328,000                    $1.76
Expired                               (32,000)                   $7.13
                                      -------
Outstanding and exercisable
  at December 31, 1998                296,000                    $1.18
                                      -------

The exercisable options for the non-qualified plan had a remaining weighted-average contract life of 5 years.

                                  NetMed, Inc.

                     Notes to Consolidated Financial Statements


6. STOCK OPTIONS AND WARRANTS (CONTINUED)

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

During 1998, the Company issued a total of 350,000 warrants at exercise prices ranging from $.75 to $2.50 per share to consultants performing investor relations activities. The Company recorded consulting expense of $11,000 in conjunction with the issuance of the warrants. As of December 31, 1998, there were outstanding warrants to purchase common stock at exercise prices from $.875 per share to $9.35 per share. The following is a summary of warrant activity for the three years ended December 31, 1998:


                                                        NUMBER OF         WEIGHTED AVERAGE
                                                         SHARES            EXERCISE PRICE
                                                        ---------         ----------------
Outstanding at January 1, 1996 and
  December 31, 1996                                       71,020               $1.25
Issued during 1997                                       215,000               $8.26
                                                         =======
Outstanding and exercisable at
  December 31, 1997                                      286,020               $6.46
Issued during 1998                                       350,000               $1.39
                                                         -------
Outstanding at December 31, 1998                         636,020               $3.67
                                                         =======

                                  NetMed, Inc.

                     Notes to Consolidated Financial Statements


7.  INCOME TAXES

Significant components of deferred tax assets and liabilities are as follows:


                                        1998                 1997
                                    -----------          -----------
Loss carryforwards                  $ 2,007,167          $ 1,132,251
Gain on NSI warrants                   (260,100)            (260,100)
Stock options issued                    430,328              346,237
Valuation allowance provided         (2,177,395)          (1,218,388)
                                    -----------          -----------
Net deferred tax liability          $        --          $        --
                                    ===========          ===========

At December 31, 1998, the Company had unused NOL carryforwards for tax purposes of approximately $329,000, $320,000, $211,000, $711,000 $1,151,000 and
2,187,000 which expire in 2007, 2008, 2009, 2010, 2011 and 2012 respectively.

At December 31, 1998, a full valuation allowance was recorded due to the lack of deferred tax liabilities, historical income and tax planning strategies.

The reconciliation of income tax computed at the statutory rate to the recorded tax provision (benefit) is:


                                                    1998              1997              1996
                                                 ---------         ----------        ---------
Tax provision (benefit) at statutory rate        $(899,185)        $ (951,406)       $(344,704)
Benefit of state loss carryforward                (158,680)          (108,189)         (76,309)
Permanent differences:
    Convertible discount and interest               73,525            313,670               --
    Other permanent                                  4,071             13,559
Valuation allowance provided                       980,269          1,218,388               --
                                                 ---------         ----------        ---------
Total tax provision (benefit)                    $      --         $  486,022        $(421,013)
                                                 =========         ==========        =========

                                  NetMed, Inc.

                     Notes to Consolidated Financial Statements


8.  NOTE RECEIVABLE FROM STOCKHOLDER

On October 14, 1994, the Company loaned one of its officers and stockholders $50,000, at prime plus 1/2% interest. Under the loan agreement, effective with the Merger described in Note 1, the loan was deemed a bonus and converted into compensation during the year ended December 31, 1996.

9.  LEASES

The Company leases facilities and equipment under operating leases. Commitments for these leases approximate $72,000, $59,000, $59,000 and $43,000 for the years ending December 31, 1999, 2000, 2001 and 2002, respectively. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $48,000, $68,798 and $41,677 respectively.

In September 1997, the Company entered into a net lease with Muirfield Square, Ltd. for 4,900 square feet of office space in which the Company's principal offices are located. The lease term is for five years at an annual rent of $53,900 for the first year, escalating annually at the rate of 3% over the term, and renewable for an additional 5 year term at an annual rental of $60,660. Certain officers and directors own a majority of the membership interests in Muirfield Square, Ltd. The Company believes that the lease is on terms at least as favorable to the Company as office space of a similar size and quality in the locality.

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

11.  PREFERRED STOCK ISSUANCE

In August 1998, OxyNet completed the sale of 500 8% Cumulative Convertible Preferred Shares (the "Shares") in a private offering, with net proceeds to OxyNet of $491,000. The net proceeds of $491,000 has been recorded as a minority interest in the accompanying financial statements. The Shares are entitled to cumulative dividends at the rate of 8% per annum payable in additional shares, and are convertible into common shares of OxyNet, Inc. on a one share for one share basis (subject to adjustments for dilution in certain events). The Shares were sold with a one time right to exchange them at their original stated value, plus accrued dividends, for common shares of NetMed, for a period of 30 days following a date which is 18 months from the date of issuance, at the then-prevailing market price of NetMed common shares (not to exceed $3.00 per share), if there has been no initial public offering for common shares of OxyNet. NetMed is the parent of OxyNet. NetMed would own approximately 89.1% of OxyNet's

                                  NetMed, Inc.

                     Notes to Consolidated Financial Statements


outstanding common shares on a fully converted basis if the preferred shares are exchanged for OxyNet common stock.

12. SUBSEQUENT EVENT

On January 22, 1999, pursuant to an exchange agreement between NetMed and the owners of the 6% Convertible Debentures (see Footnote 4), 97,662 Series A, 6% Convertible Preferred Shares were issued in exchange for the remaining outstanding principle balance of the Convertible Debentures of $1,350,000 plus accrued interest of $117,619.

The Preferred Stock is convertible into Common Stock at a conversion price equal to 75% of the average closing price of the Common Stock for the three business days immediately preceding such time as the Preferred Stock is converted. The Preferred Stock may also be redeemed for cash at the Company's option. Dividends are accrued and at the option of the Company may be paid in cash or converted to Common Stock at the same prices as above. The Company will record a preferred dividend financing charge to retained earnings in the amount of $450,000 to reflect the value of the discount as of the closing date.

13. SEGMENT REPORTING

The Company has adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has determined that it currently has two reportable segments - the marketing of the PAPNET Testing System and the pursuit and development of other medical related technologies. All of the Company's business activities are conducted in the United States, and there is no reliance on foreign customers or suppliers.

The following table presents information about reported segment profit and loss and segment assets for the year ended December 31, 1998. Prior to 1998, the Company had only one reportable segment - the marketing of the PAPNET Testing System.


                                                                    DEVELOPMENT OF
                                                                       MEDICAL
                                              PAPNET                 TECHNOLOGIES          CORPORATE         TOTAL
                                           ------------             ---------------        ---------      -----------
Revenue from external customers            $   399,848                  $      0            $      0      $   399,848
Intersegment revenues                                0                         0                   0                0
Interest expense                               100,702                     3,069                   0          103,771
Depreciation expense                            18,980                       227                   0           19,207
Segment loss                                (2,229,311)                  409,495                   0       (2,638,806)
Segment assets                                  61,630                   779,142             631,693        1,472,195
Expenditures for long-lived assets               8,280                    13,616                   0           21,896

                                  NetMed, Inc.

                     Notes to Consolidated Financial Statements


14.  GOING CONCERN

The Company has incurred losses of approximately $6.5 million over the past three years and has negative net worth at December 31, 1998. The Company has been able to fund its operating losses to date through the receipt of royalty payments from NSI under the license agreement, the sale of its common stock of NSI, the sale of common stock, the sale of preferred stock of the OxyNet subsidiary, and the sale of convertible debentures. Many of these sources of funding are no longer available to the Company in amounts adequate to continue to fund operating losses at historic levels. On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code, raising a question as to whether the Company can expect to continue to earn revenues from the marketing of the PAPNET System under its license from NSI. The ability of the Company to reduce its operating expenses to a level that can be financed by existing cash and investments is therefore critical to the Company's ability to continue operating as a going concern.

In February 1999, the Company consummated the exchange of the outstanding convertible debentures for convertible preferred stock. This exchange transaction was significant because it eliminated the rights of the debenture holders to demand a cash redemption of the debentures in the event of default. The Company is also engaged in discussions with third parties about possible joint venture arrangements that have the potential for cash payments to the Company and funding for the continued development of the Company's oxygen generation technology.

The Company has the ability to reduce operating expenses significantly. The Company can also discontinue development efforts on the oxygen generation device. The Company will institute expense reduction measures as necessary to ensure the solvency of the Company throughout 1999.

                                  NETMED, INC.

                          FORM 10-K FOR THE YEAR ENDED
                               DECEMBER 31, 1998

                                 EXHIBIT INDEX

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                      DESCRIPTION
  -------                     -----------

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

    10.1 Amended and Restated 1995 Stock Option Plan of the Registrant. (Previously filed as Exhibit 10(i) to the Registration Statement on Form S-4, Registration No. 333-8199, and incorporated herein by reference.)

    10.2 Net Lease between Muirfield Square, Ltd. as Lessor and Registrant as Lessee, dated September 15, 1997. (Previously filed as Exhibit 10.9 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)

    10.3 Investment Agreement among the Registrant, CeramPhysics, Inc. and Ceram Oxygen Technologies, Inc., dated February 28, 1997. (Previously filed as Exhibit 10(j) to Registrant's 1996 Annual Report on Form 10-K, Commission file no. 1-12529, and incorporated herein by reference.)

    10.4 Revolving Loan-Grid Note, between the Registrant as the lender and Ceram Oxygen Technologies, Inc. as maker, dated February 28, 1997, as amended December 16, 1997. (Previously filed as Exhibit 10.7 to Registrant's 1997 Annual Report on Form 10-K, Commission file no. 1-12529, and incorporated herein by reference.)

    10.5 Employment Agreement between the Registrant and David J. Richards, dated as of April 1, 1997. (Previously filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1997, and incorporated herein by reference.)

    21 * Subsidiaries of the Registrant

    23 * Consent of Ermst & Young, LLP.

    24 * Powers of Attorney.

    27 * Financial Data Schedule.

    99.1 Convertible Debenture Exchange Agreement, dated October 27, 1998, among the Registrant, CPR (USA) Inc., LibertyView Fund, LLC, and LibertyView Plus Fund. (Previously filed as Exhibit 99.1 to Post-Effective Amendment No. 2 to Form S-1 on Form S-3, Registration No. 333-35663, and incorporated herein by reference.)

    99.2 Registration Rights Agreement, dated October 27, 1998, among the Registrant, CPR (USA) Inc., LibertyView Fund, LLC, and LibertyView Plus Fund. (Previously filed as Exhibit 99.2 to Post-Effective Amendment No. 2 to Form S-1 on Form S-3, Registration No. 333-35663, and incorporated herein by reference.)

    99.3 Amended and Restated Agreement, dated November 23, 1998, between Neuromedical Systems, Inc. and the Registrant. (Previously filed as
         Exhibit 99.3 to Post-Effective Amendment No. 2 to Form S-1 on Form S-3, Registration No. 333-35663, and incorporated herein by reference.)

    99.4 Registration Rights Agreement, dated August 12, 1997, between the Registrant and CPR (USA), Inc. (Previously filed as Exhibit 99.4 to the Registration Statement on Form S-1, Registration No. 333-35663, and incorporated herein by reference.)


     * Filed with this Report.