Form 10QSB
period 1999-03-31
NETMED INC
filed 1999-05-13
CIK 863739

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31,1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 12,868,951 common shares, without par value, on May 6, 1999.

         Transitional Small Business Disclosure Format    YES    NO X
                                                             ---   ---

                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements.

                 Balance Sheet March 31, 1999                              1

                 Statements of Operations For the Three Months
                      Ended March 31, 1999 and 1998                        2

                 Statements of Cash Flows For the Three Months Ended
                      March 31, 1999 and 1998                              3

                 Notes to Financial Statements -
                      March 31, 1999                                       4

     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                      6

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.                                            8

     Item 2. Changes in Securities.                                       N/A

     Item 3. Defaults Upon Senior Securities.                             N/A

     Item 4. Submission of Matters to a Vote of Security Holders.         N/A

     Item 5. Other Information.                                           N/A

     Item 6. Exhibits and Reports on Form 8-K.                             9

     Signatures                                                            9

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  NETMED, INC.
                                  Balance Sheet


                                                           March 31, 1999
                                                            (Unaudited)
                                                           --------------
ASSETS
Current assets:
   Cash and cash equivalents                                $   319,432
   Accounts receivable                                              668
   Prepaid assets                                                18,009
                                                            -----------
Total current assets                                            338,109

Investment in NSI                                                 6,154
Furniture and equipment (net of
    accumulated depreciation)                                    40,988
License (net of accumulated
    amortization)                                               556,055
Deposits and other assets                                         1,538
                                                            -----------
Total assets                                                $   942,844
                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $   104,668
   Accrued expenses                                              81,626
   Other liabilities                                             50,766
                                                            -----------
Total current liabilities                                       237,060

Minority interest                                                 5.537
Preferred stock of subsidiary                                   491,000

Stockholders' equity:
   Convertible preferred stock                                1,367,616
   Common stock                                               6,779,721
   Retained deficit                                          (7,938,090)
                                                            -----------
Total stockholders' equity                                      209,247
                                                            -----------
Total liabilities and stockholders' equity                  $   942,844
                                                            ===========

See accompanying notes.

                                  NETMED, INC.
                            Statements of Operations
                                   (Unaudited)

                                           Three Months Ended
                                                March 31,
                                           1999          1998
                                       --------------------------
Royalty revenue                        $      --      $   151,255

Operating expenses:
Selling, general and administrative        262,680        593,167
Business development                        63,915        144,538
                                       --------------------------
Total operating expense                    326,595        737,705
                                       --------------------------

Operating loss                            (326,595)      (586,450)

Other income (expense):
Interest income                              6,942         17,239
Interest expense                            (4,965)       (30,949)
Loss on investment in NSI                 (379,714)      (258,385)
                                       --------------------------
Total other expense                       (377,737)      (272,095)
                                       --------------------------
Loss before minority interest             (704,332)      (858,545)

Minority interest                           (4,642)          --
                                       --------------------------
Net loss                                  (708,974)      (858,545)

Preferred dividend                         504,060           --
                                       --------------------------
Net loss applicable to
    common stockholders                $(1,213,034)   $  (858,545)
                                       ==========================

Net loss per share-basic and diluted   $     (0.10)   $     (0.08)
                                       ==========================

Shares used in computation              12,220,505     11,152,927
                                       ==========================

See accompanying notes.

                                  NETMED, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                          1999          1998
                                                       ------------------------
OPERATING ACTIVITIES
Net loss                                               $(708,974)   $ (858,545)
Adjustments to reconcile net loss to net
   cash provided by (used for) operating activities:
     Depreciation and amortization                        13,244         5,700
     Minority interest                                     4,642          --
     Loss on available-for-sale securities               379,714       258,385
     Deferred compensation                                 5,063        54,203
     Write off NSI note receivable                         6,757          --
     Changes in operating assets and liabilities:
        Accounts receivable                               29,332        92,835
        Prepaid assets                                     7,200         8,400
        Accounts payable                                  53,386        (8,166)
        Accrued expenses and other liabilities            15,356        21,605
                                                       -----------------------
Net cash used in operating activities                   (194,280)     (425,583)
                                                       -----------------------

INVESTING ACTIVITIES
Notes receivable-COTI                                       --         (84,971)
Purchase of furniture and equipment                         --          (6,296)
                                                       -----------------------
Net cash (used) provided by investing activities            --         (91,267)
                                                       -----------------------

Net decrease in cash                                    (194,280)     (516,850)

Cash and cash equivalents at beginning of period         513,712     1,656,370
                                                       -----------------------
Cash and cash equivalents at end of period             $ 319,432    $1,139,520
                                                       =======================

See accompanying notes.

                                  NETMED, INC.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of NetMed, Inc. (the "Company" or "NetMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B, and include the results of operations of OxyNet, Inc. ("OxyNet"), a 95% owned subsidiary (89.7% after the transaction described in Note B) beginning April 3, 1998. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

NOTE B - CONVERTIBLE PREFERRED STOCK

On January 22, 1999, pursuant to an exchange agreement between NetMed and the holders of the Company's outstanding 6% Convertible Debentures ("Debentures"), 97,712 Series A, 6% Convertible Preferred Shares ("Preferred Stock") were issued in exchange for the outstanding Debentures, which at the time of the exchange had a principle balance of $1,350,000 and accrued interest of $117,634.

The Preferred Stock was convertible into Common Stock at a conversion price equal to 75% of the average closing price of the Common Stock for the three business days immediately preceding the date of conversion. The Preferred Stock could be redeemed for cash at the Company's option. Dividends were cumulative, and at the option of the Company could be paid in cash or converted to Common Stock at the conversion price. The Company recorded a preferred dividend financing charge to retained earnings in the amount of $489,000 to reflect the value of the discount as of the closing date.

In May 1999, the Company redeemed the remaining outstanding Preferred Stock (with an aggregate stated value and accrued dividends of $1,388,521) for an immediate payment of $125,000 and 400 shares of OxyNet, Inc. common stock owned by the Company. In addition, the Company agreed to pay as additional consideration, fifty percent (50%) of any net cash proceeds received by the Company in respect of claims of the Company allowed in the Chapter 11 reorganization proceedings of Neuromedical Systems, Inc., pending in the United States Bankruptcy Court for the District of Delaware, but with the maximum amount of such additional consideration payable capped at $100,000.

NOTE C - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. During the first quarter of 1999 and 1998, total comprehensive income amounted to ($347,713) and ($830,208).

NOTE D -- NSI CONTINGENCY

On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. As of May 6, 1999, NSI, as debtor in possession, rejected the Company's license and the Bankruptcy Court confirmed the rejection despite the Company's argument to preserve the agreement as a license of NSI's intellectual property. As a result, the Company now becomes an unsecured creditor with respect to its breach of contract claim for the termination of the license and must establish a claim for damages in the Bankruptcy Court. The Company is unable to predict the amount, if any, of the damages that may be allowed by the Bankruptcy Court or its share in any distributions from the bankruptcy estate.

NOTE E - LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The principal business activity of the Company, through its majority owned subsidiary OxyNet, Inc., is the development and commercialization of products incorporating a new ceramic-based technology for separation of oxygen from ambient air and other gases. The first such product targeted for commercialization is an oxygen concentrator for use in the home health industry.

         In early 1997, the Company entered into an agreement with CeramPhysics, Inc. of Westerville, Ohio ("Ceram"), pursuant to which the Company obtained the right to acquire 95% ownership of Ceram Oxygen Technologies, Inc. ("COTI"), a Ceram subsidiary that holds an exclusive world-wide license to Ceram's patented ceramic oxygen generation technology for all applications of the technology except oxygen sensors and fuel cells. On April 3, 1998, the Company acquired from COTI 7,125 common shares, representing 95 percent of COTI's outstanding common shares for $200,000. Following this transaction, COTI's name was changed to "OxyNet, Inc."

         The Company is currently engaged in litigation with Ceram and its principals over a purported termination of the license for this technology, as well as disputes concerning the scope of the license and the payment of royalties. See "Legal Proceedings."

         In May 1999, the Company completed a joint development agreement and a licensing agreement with MG Generon, Inc. to pursue development of a device to produce highly concentrated nitrogen from gas mixtures through the removal of oxygen from such mixtures. MG Generon made a payment to the Company upon execution of the agreement, and agreed to fund additional development costs based upon a project schedule to be approved by MG Generon.

         Prior to March 26, 1999, the Company was also in the business of marketing of the PAPNET(R) Testing System, which is a proprietary product of Neuromedical Systems, Inc. ("NSI"). On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. As of May 6, 1999, NSI, as debtor in possession, rejected the Company's license and the Bankruptcy Court confirmed the rejection despite the Company's argument to preserve the agreement as a license of NSI's intellectual property. As a result, the Company now becomes an unsecured creditor with respect to its breach of contract claim for the termination of the license and must establish a claim for damages in the Bankruptcy Court. The Company is unable to predict the amount, if any, of the damages that may be allowed by the Bankruptcy Court or its share in any distributions from the bankruptcy estate.

         This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item I of the Company's Form 10-K as filed with the United States Securities and Exchange Commission, File No. 1-12529, in the section titled Business Risks.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Royalty revenue decreased from $151,000 for the three months ended March 31, 1998 to zero for the three months ended March 31, 1999. This resulted from NSI being in default on payment of royalties earned for the first quarter and with NSI's filing for Chapter 11 bankruptcy reorganization on March 26,1999.

         Total operating expenses decreased by 56% from $738,000 for the three months ended March 31, 1998 to $327,000 for the same period in 1999. The decrease was the result of reduced sales representatives and certain executives of the Company working for no cash compensation

         The Company recorded a loss on available-for-sale securities in the amount of $380,000 for the quarter ended March 31, 1999. The securities are common shares of NSI and the decline in value is considered permanent. In August 1997, the Company completed a 6%, $3,000,000 convertible debenture financing. The Company, as a condition to the financing, has pledged shares of common stock of NSI that under certain conditions may be used by the purchasers to convert outstanding debentures as well as accrued interest. For the three months ended March 31, 1998, the purchasers converted $203,000 of principal plus accrued interest into a total of 117,694 shares of NSI. This resulted in a loss on available for sale securities of $258,000 for the three months ended March 31, 1998.

         Interest income decreased to $7,000 for the three months ended March 31, 1999 from $17,000 for the three months ended March 31, 1998. The decrease is due to lower cash balances to invest.

         Interest expense decreased to $5,000 for the three months ended March 31, 1999 from $31,000 for the same period in 1998. The decrease is primarily the result of the exchange of debentures for convertible preferred stock described in Note B to the financial statements in January 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date primarily by the sale of NSI common stock owned by the Company, the sale of Common Shares, and the sale of the convertible debentures. The Company's combined cash and cash equivalents totaled $319,000 at March 31, 1999, a decrease of $194,000 from December 31, 1998.

         Cash used in the Company's operations was $194,000 for the three months ended March 31, 1999 versus $426,000 used in the same period of 1998. The Company is a development company and anticipates that its cash requirements will be substantial for the immediate future and believes that it will be necessary to raise additional capital in order to complete the development of the OxyNet device and continue funding the negative cash flow from operations.

         The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop the OxyNet oxygen device, the resources required and ultimate outcome of the Company's claims in the NSI bankruptcy hearings and the outcome of the litigation with Ceram. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business financial conditional and results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this release which relate to other than strictly historical facts, including statements about the Company's plans and strategies, as well as management's expectations about new and existing products, technologies and opportunities, market growth, demand for and acceptance of new and existing products (including the PAPNET Testing System and the OxyNet oxygen concentration device), are forward looking statements. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but are not limited to, the Company's ability to successfully commercialize any products using the ceramic oxygen technology, continuing losses from operations and negative cash flow, the challenges of research and development of new products, and other risks detailed in the Company's most recent Annual Report on Form 10-K and other Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

         On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As of May 6, 1999, NSI, as debtor in possession, rejected the Company's license and the Bankruptcy Court confirmed the rejection despite the Company's argument to preserve the agreement as a license of NSI's intellectual property. As a result, the Company now becomes an unsecured creditor with respect to its breach of contract claim for the termination of the license and must establish a claim for damages in the Bankruptcy Court. The Company is unable to predict the amount, if any, of the damages that may be allowed by the Bankruptcy Court or its share in any distributions from the bankruptcy estate.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

      Exhibit                       Exhibit Description
      -------                       -------------------

        27                          Financial Data Schedule.


         (B)  REPORTS ON FORM 8-K.

             The Company did not file any reports on Form 8-K during the period for which this report is filed.


                                    SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended March 31, 1999 to be signed on its behalf by the undersigned, thereto duly authorized.


                             By: /s/ Kenneth B. Leachman
                                 -----------------------------------------------
                                 Kenneth B. Leachman, Vice President-Finance*

Dated: May 13, 1999


* In his capacity as VP Finance, Mr. Leachman is duly authorized to sign this Report on behalf of the Registrant.

                                  EXHIBIT INDEX

         EXHIBIT       EXHIBIT                         EXHIBIT INDEX
         NUMBER        DESCRIPTION                     PAGE NUMBER
         -------       -----------                     -------------


           27          Financial Data Schedule.