Form 10QSB
period 1999-06-30
NETMED INC
filed 1999-08-11
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

          (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30,1999

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

                    1275 KINNEAR ROAD, COLUMBUS, OHIO 43212
          (Address of principal executive offices, including zip code)

                                 (614) 675-3722
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 12,868,951 common shares, without par value, on July 26, 1999.

         Transitional Small Business Disclosure Format    YES        NO   X
                                                              -----     -----

                                              TABLE OF CONTENTS
                                              -----------------

                                                                                                     PAGE NO.
                                                                                                     --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements.

                       Consolidated Balance Sheet June 30, 1999                                          1

                       Consolidated Statements of Operations for the Three Months Ended
                             and the Six Months Ended June 30, 1999 and 1998                             2

                       Consolidated Statements of Cash Flows for
                             the Six Months Ended June 30, 1999 and 1998                                 3

                       Notes to Consolidated Financial Statements -
                            June 30, 1999                                                                4

          Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.                                              6

PART II.      OTHER INFORMATION

          Item 1.  Legal Proceedings.                                                                    9

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                  NETMED, INC.
                           Consolidated Balance Sheet

                                                                   June 30, 1999
                                                                    (Unaudited)
                                                                   -------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $   197,552
   Prepaid assets                                                        13,609
                                                                    -----------
Total current assets                                                    211,161

Furniture and equipment (net of
    accumulated depreciation)                                            36,988
License (net of accumulated
    amortization)                                                       296,787
Deposits and other assets                                                 1,538
                                                                    -----------
Total assets                                                        $   546,474
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   188,322
   Accrued expenses                                                      71,626
   Other liabilities                                                     37,568
                                                                    -----------
Total current liabilities                                               297,516

Minority interest                                                        12,206
Preferred stock of subsidiary                                           491,000

Stockholders' equity:
   Common stock                                                       8,068,877
   Retained deficit                                                  (8,323,125)
                                                                    -----------
Total stockholders' equity (deficit)                                   (254,248)
                                                                    -----------
Total liabilities and deficit in stockholders' equity               $   546,474
                                                                    ===========

See accompanying notes.

                                                    NETMED, INC.
                                       Consolidated Statements of Operations
                                                    (Unaudited)

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                      1999              1998              1999              1998
                                                  -----------------------------       -----------------------------
Royalty  revenue                                  $      --         $   114,500       $      --         $   265,755

Operating expenses:
Selling, general and administrative                   331,419           471,743           594,098         1,064,910
Business development                                   36,938           123,836           100,853           268,374
                                                  -----------------------------------------------------------------
Total operating expense                               368,357           595,579           694,951         1,333,284
                                                  -----------------------------------------------------------------

Operating loss                                       (368,357)         (481,079)         (694,951)       (1,067,529)

Other income (expense):
Interest income                                           607            12,337             7,549            29,576
Interest expense                                         --             (28,322)           (4,965)          (59,271)
(Loss) on available-for-
      sale securities                                  (6,151)         (635,762)         (385,865)         (894,147)
                                                  -----------------------------------------------------------------
Total other income (expense)                           (5,544)         (651,747)         (383,281)         (923,842)
                                                  -----------------------------------------------------------------
Loss before minority interest                        (373,901)       (1,132,826)       (1,078,232)       (1,991,371)

Minority interest                                      (5,290)           11,010            (9,932)           11,010
                                                  -----------------------------------------------------------------
Net loss                                             (379,191)       (1,121,816)       (1,088,164)       (1,980,361)

Preferred dividend                                     (5,845)             --            (509,905)             --
Gain on redemption of
      preferred stock                               1,252,142              --           1,252,142              --
                                                  -----------------------------------------------------------------


Net income (loss) applicable to
   common stockholders                            $   867,106       $(1,121,816)      $  (345,927)      $(1,980,361)
                                                  =================================================================

Net income (loss) per share-basic and diluted     $      0.07       $     (0.10)      $     (0.03)      $     (0.18)
                                                  =================================================================

Shares used in computation                         12,868,951        11,465,381        12,546,519        11,310,017
                                                  =================================================================

See accompanying notes.

                                     NETMED, INC.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                              Six Months Ended
                                                                   June 30,
                                                                   --------
                                                             1999             1998
                                                         ----------------------------
OPERATING ACTIVITIES
Net loss                                                 $(1,088,164)     $(1,980,361)
Adjustments to reconcile net loss to net
   cash provided by (used for) operating activities:
     Depreciation and amortization                            26,498           20,668
     Minority interest                                         9,932          (11,010)
     Loss on available-for-sale securities                   385,865          894,147
     Deferred compensation                                    17,777           85,478
     Write off NSI note receivable                             6,757             --
     Warrants issued for consulting                             --             10,000
     Warrants issued to former officer                        24,300             --
     Changes in operating assets and liabilities:
        Accounts receivable                                   30,000           64,641
        Prepaid assets                                        11,600           13,800
        Accounts payable                                     137,040            3,141
        Accrued expenses and other liabilities                (2,765)          11,894
                                                         ----------------------------
Net cash used in operating activities                       (441,160)        (887,468)
                                                         ----------------------------

INVESTING ACTIVITIES
Proceeds from joint
        development partner                                  250,000             --
Notes receivable-COTI                                           --            (84,933)
Acquisition of OxyNet                                           --           (100,000)
Purchase of furniture and equipment                             --             (6,296)
                                                         ----------------------------
Net cash (used) provided by investing activities             250,000         (191,229)
                                                         ----------------------------

FINANCING ACTIVITIES
Redemption of preferred stock                               (125,000)            --
Sale of options                                                 --             16,666
                                                         ----------------------------
Net cash (used) provided by financing activities            (125,000)          16,666
                                                         ----------------------------

Net decrease in cash                                        (316,160)      (1,062,031)

Cash and cash equivalents at beginning of period             513,712        1,656,370
                                                         ----------------------------
Cash and cash equivalents at end of period               $   197,552      $   594,339
                                                         ============================

See accompanying notes.

                                  NETMED, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of NetMed, Inc. (the "Company" or "NetMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B, and include the results of operations of OxyNet, Inc. ("OxyNet"), a 95% owned subsidiary (89.7% after the transaction described in Note B) beginning April 3, 1998. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended and six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

NOTE C - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. For the quarter ended June 30, 1999 and 1998 total comprehensive loss amounted to ($104,890) and ($984,698). For the six months ended June 30, 1999 and 1998 total comprehensive loss was ($452,603) and ($1,796,013), respectively.

NOTE D - NSI CONTINGENCY

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

NOTE E - LITIGATION

On March 1, 1999, the Company and OxyNet commenced a lawsuit in the Common Pleas Court of Franklin County, Ohio against CeramPhysics, Inc. of Westerville, Ohio ("Ceram") and its principals over a purported termination of the license for the ceramic oxygen generation technology, as well as over other disputes, including whether oxygen "scrubbing" applications are included in the scope of the license and whether minimum royalties are payable prior to the manufacture or sale of products incorporating the technology. On March 3, 1999, the Company and OxyNet obtained a temporary restraining order prohibiting Ceram from taking any action to terminate the license or that otherwise is inconsistent with the rights of the Company and Ceram under the license. On March 24, 1999, the court issued a decision finding that the license had not been terminated and granting a preliminary and permanent injunction against Ceram from taking any action inconsistent with the Company's rights under the license. While the Company is confident that it will prevail in any appeal from that decision, and that its other claims will be found meritorious, it is unable to predict the ultimate outcome of the litigation.

NOTE F - WARRANTS

In May 1999, the Company's president and chief executive officer, resigned. As complete settlement for all contractual obligations the Company owed the former officer, the Company issued 390,775 warrants to purchase NetMed common stock at an exercise price of $.10 per share, the market price at the date of grant. The warrants may be exercised for a period of 60 months from the date of issue. In addition, OxyNet issued a warrant to purchase 100 convertible preferred shares at an exercise price of $1,000 per share. The term of the OxyNet warrant is 12 months. As a result of issuing the warrants, the Company recorded a non-cash expense of $24,000 in the quarter ended June 30, 1999.

NOTE G - JOINT DEVELOPMENT AGREEMENT

In May 1999, the Company and OxyNet completed a joint development agreement and a licensing agreement with MG Generon, Inc. to pursue development of a device to produce highly concentrated nitrogen from gas mixtures through the removal of oxygen from such mixtures. The Company granted a first security interest in the license agreement between the Company, OxyNet and Ceram and if successful, MG Generon would have exclusive rights to the nitrogen purification technology and the Company would be paid a royalty. MG Generon made a payment of $250,000 to the Company upon execution of the agreement, and agreed to fund additional development costs based upon a project schedule to be approved by MG Generon. Under certain conditions relating to the litigation with Ceram as described in Note E, payments made by MG Generon could be refundable. The Company has recorded the payment of the $250,000 as a reduction in the carrying value of the license on the accompanying balance sheet.

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

          In early 1997, the Company entered into an agreement with Ceram, pursuant to which the Company obtained the right to acquire 95% ownership of Ceram Oxygen Technologies, Inc. ("COTI"), a Ceram subsidiary that holds an exclusive world-wide license to Ceram's patented ceramic oxygen generation technology for all applications of the technology except oxygen sensors and fuel cells. On April 3, 1998, the Company acquired from COTI 7,125 common shares, representing 95 percent of COTI's outstanding common shares for $200,000. Following this transaction, COTI's name was changed to "OxyNet, Inc."

          The Company is currently engaged in litigation with Ceram and its principals over a purported termination of the license for this technology, as well as disputes concerning the scope of the license and the payment of royalties. See "Legal Proceedings."

          In May 1999, the Company and OxyNet completed a joint development agreement and a licensing agreement with MG Generon, Inc. to pursue development of a device to produce highly concentrated nitrogen from gas mixtures through the removal of oxygen from such mixtures. MG Generon made a payment of $250,000 to the Company upon execution of the agreement, and agreed to fund additional development costs based upon a project schedule to be approved by MG Generon.

          Prior to March 26, 1999, the Company was also in the business of marketing the PAPNET(R) Testing System, which is a proprietary product of Neuromedical Systems, Inc. ("NSI"). On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. As of May 6, 1999, NSI, as debtor in possession, rejected the Company's license and the Bankruptcy Court confirmed the rejection despite the Company's argument to preserve the agreement as a license of NSI's intellectual property. As a result, the Company now becomes an unsecured creditor with respect to its breach of contract claim for the termination of the license and must establish a claim for damages in the Bankruptcy Court. The Company is unable to predict the amount, if any, of the damages that may be allowed by the Bankruptcy Court or its share in any distributions from the bankruptcy estate.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

          Royalty revenue decreased from $114,500 for the three months ended June 30, 1998 to zero for the three months ended June 30, 1999. This resulted from NSI being in default on payment of royalties earned for the first quarter and with NSI's filing for Chapter 11 bankruptcy reorganization on March 26,1999.

          Total operating expenses decreased from $596,000 for the three months ended June 30, 1998 to $368,000 for the same period in 1999. The decrease was the result of reduced sales representatives, lower development expenses and certain executives of the Company working for no cash compensation.

          The Company recorded a loss on available-for-sale securities in the amount of $6,000 for the quarter ended June 30, 1999. The securities are common shares of NSI and the decline in value is considered permanent. In August 1997, the Company completed a 6%, $3,000,000 convertible debenture financing. The Company, as a condition to the financing, has pledged shares of common stock of NSI that under certain conditions may be used by the purchasers to convert outstanding debentures as well as accrued interest. For the three months ended June 30, 1998, the purchasers converted $272,000 of principal plus accrued interest into a total of 234,506 shares of NSI. This resulted in a loss on available for sale securities of $636,000 for the three months ended June 30, 1998.

          Interest income decreased to $600 for the three months ended June 30, 1999 from $12,000 for the three months ended June 30, 1998. The decrease is due to lower cash balances to invest.

          Interest expense decreased to zero for the three months ended June 30, 1999 from $28,000 for the same period in 1998. The decrease is primarily the result of the exchange of debentures for convertible preferred stock described in Note B to the financial statements in January 1999.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

          Royalty revenue decreased from $266,000 for the six months ended June 30, 1998 to zero for the six months ended June 30, 1999. This resulted from NSI being in default on payment of royalties earned for the first quarter and with NSI's filing for Chapter 11 bankruptcy reorganization on March 26,1999.

          Total operating expenses decreased from $1,333,000 for the six months ended June 30, 1998 to $695,000 for the same period in 1999. The decrease was the result of reduced sales representatives, lower development expenses and certain executives of the Company working for no cash compensation.

          The Company recorded a loss on available-for-sale securities in the amount of $386,000 for the six months ended June 30, 1999. The securities are common shares of NSI and the decline in value is considered permanent. In August 1997, the Company completed a 6%, $3,000,000 convertible debenture financing. The Company, as a condition to the financing, has pledged shares of common stock of NSI that under certain conditions may be used by the purchasers to convert outstanding debentures as well as accrued interest. For the six months ended June 30, 1998, the purchasers converted $475,000 of principal plus accrued interest into a total of 352,200 shares of NSI. This resulted in a loss on available for sale securities of $894,000 for the six months ended June 30, 1998.

          Interest income decreased to $8,000 for the six months ended June 30, 1999 from $30,000 for the six months ended June 30, 1998. The decrease is due to lower cash balances to invest.

          Interest expense decreased to $5,000 for the six months ended June 30, 1999 from $59,000 for the same period in 1998. The decrease is primarily the result of the exchange of debentures for convertible preferred stock described in Note B to the financial statements in January 1999.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations to date primarily by the sale of NSI common stock owned by the Company, the sale of Common Shares, the sale of the convertible debentures and the joint development agreement. The Company's combined cash and cash equivalents totaled $198,000 at June 30, 1999, a decrease of $316,000 from December 31, 1998.

          Cash used in the Company's operations was $441,000 for the six months ended June 30, 1999 versus $887,000 used in the same period of 1998. The Company is a development company and anticipates that its cash requirements will be substantial for the immediate future and believes that it will be necessary to raise additional capital in order to complete the development of the OxyNet device and continue funding the negative cash flow from operations.

          The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop the OxyNet oxygen device, the resources required and ultimate outcome of the Company's claims in the NSI bankruptcy hearings and the outcome of the litigation with Ceram. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business financial condition and results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          Statements in this release which relate to other than strictly historical facts, including statements about the Company's plans and strategies, as well as management's expectations about new and existing products, technologies and opportunities, market growth, demand for and acceptance of new and existing products are forward looking statements. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but are not limited to, the Company's ability to successfully commercialize any products using the ceramic oxygen technology, continuing losses from operations and negative cash flow, the challenges of research and development of new products, and other risks detailed in the Company's most recent Annual Report on Form 10-K and other Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

        Exhibit                    Exhibit Description
        -------                    -------------------

           27                      Financial Data Schedule.

          (b)  REPORTS ON FORM 8-K.

              On May 28,1999, the Company filed a report on Form 8-K announcing the resignation of David J. Richards as Chairman and CEO of the Company and that James F. Zid has been elected Chairman of the Company and Trevor Ferger has been elected President and CEO (items 5 and 7).



                                    SIGNATURE

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended June 30, 1999 to be signed on its behalf by the undersigned, thereto duly authorized.


                                 NETMED, INC.

                                 By: /s/ Kenneth B. Leachman
                                     -----------------------
                                 Kenneth B. Leachman, Vice President of Finance*


          Dated: August 11, 1999

          * In his capacity as Vice President of Finance, Mr. Leachman is duly authorized to sign this Report on behalf of the Registrant and is the Registrant's principal financial officer.

                                  EXHIBIT INDEX

        EXHIBIT                    EXHIBIT
        NUMBER                     DESCRIPTION
        ------                     -----------

          27                       Financial Data Schedule.