Form 10QSB
period 1999-09-30
NETMED INC
filed 1999-11-08
CIK 863739

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 12,868,951 common shares, without par value, on November 1, 1999.

         Transitional Small Business Disclosure Format YES      NO  X
                                                           ---     ---

                                                   TABLE OF CONTENTS
                                                   -----------------

                                                                                                     PAGE NO.
                                                                                                     --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements.

                       Consolidated Balance Sheet September 30, 1999                                        1

                       Consolidated Statements of Operations For the Three Months Ended
                             and the Nine Months Ended September 30, 1999 and 1998                          2

                       Consolidated Statements of Cash Flows For the Three Months Ended
                            and the Nine Months Ended September 30, 1999 and 1998                           3

                       Notes to Financial Statements -
                            September 30, 1999                                                              4

          Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.                                                 6

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.                                                                       9

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   NETMED, INC.
                            Consolidated Balance Sheet

                                                                 September 30, 1999
                                                                    (Unaudited)
                                                                 ------------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $   109,316
   Prepaid assets                                                         3,609
                                                                    -----------
Total current assets                                                    112,925

Furniture and equipment (net of
    accumulated depreciation)                                            32,988
License (net of accumulated
    amortization)                                                       287,519
Deposits and other assets                                                 4,410
                                                                    -----------
Total assets                                                        $   437,842
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   349,828
   Accrued expenses                                                      73,411
   Other liabilities                                                     54,030
                                                                    -----------
Total current liabilities                                               477,269

Minority interest                                                         4,605
Preferred stock of subsidiary                                           491,000

Stockholders' equity:
   Common stock                                                       8,081,591
   Retained deficit                                                  (8,616,623)
                                                                    -----------
Total stockholders' equity                                             (535,032)
                                                                    -----------
Total liabilities and stockholders' equity                          $   437,842
                                                                    ===========

See accompanying notes.

                                              NETMED, INC.
                                  Consolidated Statements of Operations
                                               (Unaudited)

                                              Three Months Ended                Nine Months Ended
                                                September 30,                     September 30,
                                            1999             1998             1999             1998
                                         -----------      -----------      -----------      ------------
Royalty revenue                          $        --      $    76,000      $        --      $    341,755

Operating expenses:
Selling, general and administrative          266,530          310,073          860,628         1,373,442
Business development                          27,258           63,087          128,111           331,461
                                         -----------      -----------      -----------      ------------
Total operating expense                      293,788          373,160          988,739         1,704,903
                                         -----------      -----------      -----------      ------------

Operating loss                              (293,788)        (297,160)        (988,739)       (1,363,148)

Other income (expense):
Interest income                                2,690            4,802           10,239            34,378
Interest expense                                  --          (24,109)          (4,965)          (83,380)
(Loss) on available-for-
        sale securities                           --               --         (385,865)         (894,147)
                                         -----------      -----------      -----------      ------------
Total other income (expense)                   2,690          (19,307)        (380,591)         (943,149)
                                         -----------      -----------      -----------      ------------
Loss before minority interest               (291,068)        (316,467)      (1,369,330)       (2,306,297)

Minority interest                             (2,399)           1,495          (12,331)           12,504
                                         -----------      -----------      -----------      ------------
Net loss                                    (293,497)        (314,972)      (1,381,661)       (2,293,793)

Preferred dividend                                --               --         (509,905)               --
Gain on redemption of
         preferred stock                          --               --        1,252,142                --
                                         -----------      -----------      -----------      ------------


Net loss applicable to
     common stockholders                 $  (293,497)     $  (314,972)     $  (639,424)     $ (2,293,793)
                                         ===========      ===========      ===========      ============

Net loss per share-basic and diluted     $     (0.02)     $     (0.03)     $     (0.05)     $      (0.20)
                                         ===========      ===========      ===========      ============

Shares used in computation                12,868,951       11,531,866       12,655,178        11,384,239
                                         ===========      ===========      ===========      ============

See accompanying notes.

                                     NETMED, INC.
                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                            1999             1998
                                                         -----------      -----------
OPERATING ACTIVITIES
Net loss                                                 $(1,381,661)     $(2,293,793)
Adjustments to reconcile net loss to net
   cash provided by (used for) operating activities:
     Depreciation and amortization                            39,766           35,635
     Minority interest                                        12,331          (12,504)
     Loss on available-for-sale securities                   385,865          894,147
     Deferred compensation                                    30,491          117,254
     Write off NSI note receivable                             6,757             --
     Warrants issued for consulting                             --             13,281
     Warrants issued to fromer officer                        24,300             --
     Changes in operating assets and liabilities:
        Accounts receivable                                   30,000           88,446
        Prepaid assets                                        21,600           19,100
        Deposits and other assets                             (2,871)           1,000
        Accounts payable                                     298,546          (77,835)
        Accrued expenses and other liabilities                 5,480           33,779
                                                         -----------      -----------
Net cash used in operating activities                       (529,396)      (1,181,491)
                                                         -----------      -----------

INVESTING ACTIVITIES
Proceeds from joint
          development partner                                250,000             --
Notes receivable-COTI                                           --            (84,931)
Acquisition of OxyNet                                           --           (200,000)
Purchase of furniture and equipment                             --             (6,296)
                                                         -----------      -----------
Net cash (used) provided by investing activities             250,000         (291,227)
                                                         -----------      -----------

FINANCING ACTIVITIES
Redemption of preferred stock                               (125,000)            --
Sale of preferred stock by subsidiary                           --            491,000
Sale of options                                                 --             39,665
                                                         -----------      -----------
Net cash (used) provided by financing activities            (125,000)         530,665
                                                         -----------      -----------

Net decrease in cash                                        (404,396)        (942,053)

Cash and cash equivalents at beginning of period             513,712        1,656,370
                                                         -----------      -----------
Cash and cash equivalents at end of period               $   109,316      $   714,317
                                                         ===========      ===========

See accompanying notes.

                                  NETMED, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of NetMed, Inc. (the "Company" or "NetMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B, and include the results of operations of OxyNet, Inc. ("OxyNet"), a 95% owned subsidiary (89.7% after the transaction described in Note B) beginning April 3, 1998. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended and nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

NOTE C - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. For the quarter ended September 30, 1999 and 1998 total comprehensive income amounted to ($293,497) and ($354,951). For the nine months ended September 30, 1999 and 1998 total comprehensive income was ($1,020,400) and ($2,150,965), respectively.

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

NOTE E - LITIGATION

On March 1, 1999, the Company and OxyNet commenced a lawsuit in the Common Pleas Court of Franklin County, Ohio against CeramPhysics, Inc. of Westerville, Ohio ("Ceram") and its principals over a purported termination of the license for the ceramic oxygen generation technology, as well as over other disputes, including whether oxygen "scrubbing" applications are included in the scope of the license and whether minimum royalties are payable prior to the manufacture or sale of products incorporating the technology. On March 3, 1999, the Company and OxyNet obtained a temporary restraining order prohibiting Ceram from taking any action to terminate the license or that otherwise is inconsistent with the rights of the Company and Ceram under the license. On March 24, 1999, the court issued a decision finding that the license had not been terminated and granting a preliminary and permanent injunction against Ceram from taking any action inconsistent with the Company's rights under the license. Ceram's appeal from the grant of the preliminary injunction was dismissed on June 17, 1999. The Company expects that a trial on the merits of this case will be held early in 2000. While the Company is confident that it will ultimately prevail on the merits in this litigation, it is unable to predict the ultimate outcome of the litigation.

NOTE F - WARRANTS

In May 1999, the Company's President and chief executive officer resigned. As complete settlement for all contractual obligations the Company owed to the former officer, the Company issued 390,775 warrants to purchase NetMed common stock at an exercise price of $.10 per share, the market price at the date of grant. The warrants may be exercised for a period of 60 months from the date of issue. In addition, OxyNet issued a warrant to purchase 100 convertible preferred shares at an exercise price of $1,000 per share. The term of the OxyNet warrant is 12 months. As a result of issuing the warrants, the Company recorded a non-cash expense of $24,000 in the quarter ended June 30, 1999.

NOTE G - JOINT DEVELOPMENT AGREEMENT

In May 1999, the Company and OxyNet completed a joint development agreement and a licensing agreement with MG Generon, Inc. to pursue development of a device to produce highly concentrated nitrogen from gas mixtures through the removal of oxygen from such mixtures. The Company granted a first security interest in the license agreement between the Company, OxyNet and Ceram, and if joint development efforts are successful, MG Generon would have exclusive rights to the nitrogen purification technology and the Company would be paid a royalty. MG Generon made a payment of $250,000 to the Company upon execution of the joint development agreement, and agreed to fund additional development costs based upon a project schedule to be approved by MG Generon. Under certain conditions relating to the litigation with Ceram as described in Note E, payments made by MG Generon could be refundable. The Company has recorded the payment of the $250,000 as a reduction in the carrying value of the license on the accompanying balance sheet.

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

          In May 1999, the Company and OxyNet completed a joint development agreement and a licensing agreement with MG Generon, Inc. to pursue development of a device to produce highly concentrated nitrogen from gas mixtures through the removal of oxygen from such mixtures. MG Generon made a payment of $250,000 to the Company upon execution of the joint development agreement, and agreed to fund additional development costs based upon a project schedule to be approved by MG Generon.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

          Royalty revenue decreased from $76,000 for the three months ended September 30, 1998 to zero for the three months ended September 30, 1999. This resulted from NSI being in default on payment of royalties earned for the first quarter and with NSI's filing for Chapter 11 bankruptcy reorganization on March 26,1999.

          Total operating expenses decreased from $373,000 for the three months ended September 30, 1998 to $294,000 for the same period in 1999. The decrease was the result of reduced sales representatives and lower development expense.

          Interest income decreased to $2,700 for the three months ended September 30, 1999 from $4,800 for the three months ended September 30, 1998. The decrease is due to lower cash balances to invest.

          Interest expense decreased to zero for the three months ended September 30, 1999 from $24,000 for the same period in 1998. The decrease is primarily the result of the exchange of debentures for convertible preferred stock described in Note B to the financial statements in January 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

          Royalty revenue decreased from $342,000 for the nine months ended September 30, 1998 to zero for the nine months ended September 30, 1999. This resulted from NSI being in default on payment of royalties earned for the first quarter and with NSI's filing for Chapter 11 bankruptcy reorganization on March 26,1999.

          Total operating expenses decreased from $1,705,000 for the nine months ended September 30, 1998 to $989,000 for the same period in 1999. The decrease was the result of reduced sales representatives lower development expenses and certain executives of the Company working for no cash compensation

          The Company recorded a loss on available-for-sale securities in the amount of $386,000 for the nine months ended September 30, 1999. The securities are common shares of NSI and the decline in value is considered permanent. In August 1997, the Company completed a 6%, $3,000,000 convertible debenture financing. The Company, as a condition to the financing, has pledged shares of common stock of NSI that under certain conditions may be used by the purchasers to convert outstanding debentures as well as accrued interest. For the nine months ended September 30, 1998, the purchasers converted $475,000 of principal plus accrued interest into a total of 352,200 shares of NSI. This resulted in a loss on available for sale securities of $894,000 for the nine months ended September 30, 1998.

          Interest income decreased to $10,000 for the nine months ended September 30, 1999 from $34,000 for the nine months ended September 30, 1998. The decrease is due to lower cash balances to invest.

          Interest expense decreased to $5,000 for the nine months ended September 30, 1999 from $83,000 for the same period in 1998. The decrease is primarily the result of the exchange of debentures for convertible preferred stock described in Note B to the financial statements in January 1999.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations to date primarily by the sale of NSI common stock owned by the Company, the sale of Common Shares, the sale of the convertible debentures and the joint development agreement with MG Generon. The Company's combined cash and cash equivalents totaled $109,000 at September 30, 1999, a decrease of $404,000 from December 31, 1998.

          Cash used in the Company's operations was $529,000 for the nine months ended September 30, 1999 versus $1,181,000 used in the same period of 1998. The Company is a development company and anticipates that its cash requirements will be substantial for the immediate future and believes that it will be necessary to raise additional capital in order to complete the development of the OxyNet device and continue funding the negative cash flow from operations.

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

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On March 1, 1999, the Company and OxyNet commenced a lawsuit in the Common Pleas Court of Franklin County, Ohio against Ceram and its principals over a purported termination of the license for the ceramic oxygen generation technology, as well as over other disputes, including whether oxygen "scrubbing" applications are included in the scope of the license and whether minimum royalties are payable prior to the manufacture or sale of products incorporating the technology. On March 3, 1999, the Company and OxyNet obtained a temporary restraining order prohibiting Ceram from taking any action to terminate the license or that otherwise is inconsistent with the rights of the Company and Ceram under the license. On March 24, 1999, the court issued a decision finding that the license had not been terminated and granting a preliminary and permanent injunction against Ceram from taking any action inconsistent with the Company's rights under the license. Ceram's appeal from the grant of the preliminary injunction was dismissed on June 17, 1999. The Company expects that a trial on the merits of this case will be held early in 2000. While the Company is confident that it will ultimately prevail on the merits in this litigation, it is unable to predict the ultimate outcome of the litigation.

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



                                    SIGNATURE

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended September 30, 1999 to be signed on its behalf by the undersigned, thereto duly authorized.


                                 NETMED, INC.

                                 By: /s/ Kenneth B. Leachman
                                     -------------------------------------------
                                 Kenneth B. Leachman, Vice President of Finance*

          Dated: November 8, 1999


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