Form 10KSB
period 1999-12-31
NETMED INC
filed 2000-03-30
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1999

                         Commission File Number: 1-12529

                                  NETMED, INC.
                 (Name of small business issuer in its charter)

             OHIO                                                31-1282391
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          1275 KINNEAR ROAD, SUITE 132
                             COLUMBUS, OH 43212-1155
                    (Address of principal executive offices,
                               including zip code)

                                 (614) 675-3722
                           (Issuer's telephone number,
                              including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON SHARES, NO PAR VALUE
                                (Title of Class)

         The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for at least the past 90 days.

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant had no revenues for the fiscal year ended December 31, 1999.

         The aggregate market value of the registrant's common equity held by non-affiliates of the registrant was approximately $1,405,725 on March 22, 2000.

         There were 12,868,951 of the Registrant's Common Shares outstanding on March 22, 2000.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [x]

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         The Company is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The sole business activity of the Company, through its majority owned subsidiary OxyNet, Inc., is the development and commercialization of products incorporating a new ceramic-based technology for separation of oxygen from ambient air and other gases. The first such product targeted for commercialization is an oxygen concentrator for use in the home health industry.

         Prior to March 26, 1999, the Company was also in the business of marketing of the PAPNET(R) Testing System, an automated cervical cancer screening product of Neuromedical Systems, Inc. ("NSI"). The Company marketed the PAPNET(R) Testing System in a five state area under license from NSI. On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. In connection with its Chapter 11 filing, the Company terminated the majority of its U.S. workforce and agreed to sell its intellectual property and related assets to AutoCyte, Inc. (now Tripath Imaging, Inc.), for $4,000,000 in cash and 1.4 million shares of AutoCyte common stock. As of May 6, 1999, NSI, as debtor in possession, rejected the Company's license and the Bankruptcy Court confirmed the rejection over the Company's objection. As a result, the Company became an unsecured creditor of NSI with a breach of contract claim for the termination of the license.

         On December 3, 1999, the Company announced that the bankruptcy court had approved a settlement among the Company, NSI, and the official committee of unsecured creditors. The agreement provided for the settlement and release of the Company's claims in exchange for 175,000 shares of common stock of Tripath Imaging, Inc. (NasdaqNM: TPTH), and the allowance in the bankruptcy proceeding of an unsecured claim by the Company in the amount of $1.5 million. The 175,000 Tripath shares were issued to the Company in late December, 1999, and the balance of its settled claim will be included with other allowed claims of unsecured creditors to be paid out of liquidation proceeds in the bankruptcy proceeding. The Company is unable to predict the amount and timing of any payments it may ultimately receive in respect of the $1.5 million unsecured claim.

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

         Currently, the Company's sole business is limited to research and development activities related to the oxygen separation and concentration technology of its subsidiary, OxyNet, Inc.

DEVELOPMENT OF OXYGEN TECHNOLOGY

         In early 1997 the Company entered into an agreement with CeramPhysics, Inc. of Westerville, Ohio ("Ceram"), pursuant to which the Company obtained the right to acquire 95% ownership of Ceram Oxygen Technologies, Inc. ("COTI"), a Ceram subsidiary that held an exclusive world-wide license to Ceram's patented ceramic oxygen generation technology for all applications of the technology except oxygen sensors and fuel cells. On April 3, 1998, the Company acquired from COTI 95 common shares, representing 95 percent of COTI's outstanding common shares immediately following the closing, in exchange for a cash payment of $50,000 and delivery of a note in the principal amount of $150,000. The note provided for three equal principal payments of $50,000 on each of June 1, July 1, and August 1, 1998, together with interest at the rate of 8.5 percent per annum. The cash payment and note were assigned by COTI to Ceram in payment of a $200,000 license fee for the technology. Following this transaction, COTI's name was changed to "OxyNet, Inc."

         The Company is currently engaged in litigation with Ceram and its principals over a purported termination of the license for this technology, as well as disputes concerning the scope of the license and the payment of royalties. See "Legal Proceedings."

         It is the Company's intention to incorporate the technology into products that separate and concentrate oxygen from ambient air and other gases, with the first product being an oxygen concentrator for use in the home health industry. Since acquisition of the rights to the technology, the Company has proceeded with the scale-up of early demonstration modules incorporating the technology, and has developed other components necessary to construct a prototype oxygen concentrator system. Since 1997, the Company has experienced a number of technical challenges that have delayed the completion of a prototype device. However, the Company believes that it has overcome most of these difficulties, and expects to complete and demonstrate the prototype by the end of the second quarter of 2000.

         Assuming successful completion of the prototype, it is the Company's intention to pursue the development of a commercial version of the device. Although it is possible that the Company will proceed to do so unilaterally, the Company lacks the financial and other resources necessary to do so, and it is more likely that the Company will pursue commercialization through a licensing, joint venture or similar relationship with a larger company.

         On March 7, 2000, the U.S. Patent Office issued patent No. 6,033,457 on the Company's medical oxygen concentrator system. The patent has been assigned to the Company's subsidiary, OxyNet, Inc.

         The Company is also pursuing other applications of the technology beyond the generation of medical oxygen. On April 30, 1999, the Company and OxyNet, Inc. entered into a joint development agreement and a licensing agreement with MG Generon, Inc., a subsidiary of Messer Group, to pursue development of a device that will use the technology to produce highly concentrated nitrogen from gas mixtures through the removal of oxygen from such mixtures. The Company granted a first security interest in the license agreement between the Company, OxyNet and Ceram, and if joint development efforts are successful, MG Generon would have exclusive rights to the nitrogen purification technology and the Company would be paid a royalty. MG Generon made a payment of $250,000 to the Company upon execution of the joint development agreement, and agreed to fund additional development costs based upon a project schedule to be approved by MG Generon. Under certain conditions relating to the litigation with Ceram, payments made by MG Generon could be refundable.

PERSONNEL

         As of March 17, 2000, the Company employed two full time employees. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

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

WE MAY NEVER HAVE POSITIVE EARNINGS

         Our current business is limited to research and development activities relating to our OxyNet(R) technology, from which we have yet to derive any revenues. Therefore we are subject to risks incident to any early stage business, including the absence of earnings. As of December 31, 1999, we had a retained deficit of $7,830,287. Until a successful commercial launch of a product incorporating our OxyNet(R) technology (which is by no means assured) we will realize little, if any, revenue, and will be dependent upon the proceeds of the NSI bankruptcy settlement to fund operations.

LACK OF SALES AND REVENUES AND HISTORY OF LOSSES; ANTICIPATED FUTURE LOSSES

         Historically, the Company's only revenues were derived from sales of NSI's Papnet product. Since termination of the NSI license, the Company has been engaged primarily in the research, development and testing of our OxyNet(R) technology. The Company has not had any commercial sales or generated any significant revenues from the OxyNet(R) technology to date and has experienced operating losses since its inception, with those for fiscal year 1999 totaling $1,039,279. The Company expects to incur substantial operating losses and the rate at which such losses are incurred is expected to increase relative to prior years as the Company prepares for the commercialization of a product incorporating the technology. Until a successful commercial launch of a product incorporating our OxyNet(R) technology, which is by no means assured, we will realize little, if any, revenue, and will be dependent upon the proceeds of the NSI bankruptcy settlement to fund operations. There can be no assurance that the Company will ever generate revenues or achieve profitability.

PRODUCT DEVELOPMENT RISKS; UNCERTAINTY OF REGULATORY APPROVAL

         Our OxyNet(R) oxygen concentrator device is under development and, accordingly, its safety and efficacy has not yet been established. The production and marketing of the OxyNet(R) oxygen concentrator, and the Company's ongoing research and development activities are subject to regulations by numerous government authorities in the United States and other countries. The manufacture and sale of the oxygen concentrator and future products are subject to FDA review and approval, which can be an expensive, lengthy and uncertain process.

         Failure to complete clinical trials or obtain the necessary FDA allowances or approvals, or to obtain such allowances or approvals on a timely basis, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the FDA and various state agencies inspect medical device manufacturers from time to time to determine whether they are in compliance with applicable regulations, including ones concerning manufacturing, testing, quality control and product labeling practices. Noncompliance with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

UNCERTAINTY OF MARKET ACCEPTANCE

         The OxyNet(R) oxygen concentrator system represents a new approach to medical oxygen, and there can be no assurance that the we will gain any significant degree of market acceptance even if we obtain the necessary regulatory clearances or approvals. We believe that in order to obtain market acceptance for oxygen concentrators designed for use in the home health industry, recommendations by physicians may be significant, and there can be no assurance that any such recommendations will be obtained. In addition, the medical gas industry is highly competitive. In order to compete successfully against other products, the Company must maintain competitive pricing. Insufficient market acceptance of the oxygen concentration system would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON SINGLE PRODUCT

         Although the we intend to pursue other applications of the OxyNet(R) technology, we expect that if we ever realize any significant revenues from commercialization of the technology, the first revenues will be derived from the home health care model of the oxygen concentrator system. Failure to successfully develop and commercialize the home health care system would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION AND TECHNOLOGICAL ADVANCES

         Our ability to compete in the medical oxygen field will depend primarily upon physician and consumer acceptance of the home health care model of the oxygen concentrator, consistency of product quality and delivery, price, technical capability and the training of health care professionals and consumers. Other factors within and outside of our control will also affect our ability to compete, including our product development and innovation capabilities, our ability to obtain required regulatory clearances, our ability to protect the proprietary technology included in its products, our manufacturing and marketing capabilities, our third-party reimbursement status and our ability to attract and retain skilled employees. Our competitors will likely have significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any products that may be offered by the Company, nor can there be any assurance that such competitors will not succeed in obtaining regulatory clearance, introducing or commercializing any such products before the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND PRODUCTION OF PROPRIETARY TECHNOLOGY

         The Company's ability to compete effectively will depend, in part, on its ability to develop and maintain proprietary aspects of its OxyNet oxygen concentrator technology. Although the Company's OxyNet subsidiary has been issued a United States patent for its home concentrator system, and has exclusively licensed other patents for the core technology, there can be no assurance that these patents will not be challenged, invalidated or circumvented in the future. Legal standards related to the enforceability, scope and validity of patents are in transition and are subject to uncertainty due to broad judicial discretion and evolving case law. Moreover, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either inside or outside the United States. The defense and prosecution of patent litigation or other legal or administrative proceedings related to patents is both costly and time-consuming, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company to cease making, using or selling any products. There also can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptance to the Company, if at all.

         The Company is currently engaged in litigation with the licensor of the core oxygen generation technology over a purported termination of the license for this technology, as well as disputes concerning the scope of the license and the payment of royalties. See "Legal Proceedings."

         There has been extensive litigation in the medical device industry regarding patents and other intellectual property rights. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial. Adverse determinations as to the OxyNet patents could:

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

         The Company also relies on unpatented proprietary technology, and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's unpatented proprietary technology. In addition, the Company cannot be certain that others will not independently develop substantially equivalent or superseding proprietary technology, or that an equivalent product will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights. There can be no assurance that any confidentiality agreements between the Company and its employees, consultants or contractors will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information.

PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE

         If the Company is successful in the commercialization of the OxyNet(R) technology and embarks on the manufacture or distribution of products incorporating the technology, it will face exposure to product liability claims. Although the Company may seek to obtain insurance for such exposure, product liability insurance is expensive, and there can be no assurance that such insurance in the future will be available on commercially reasonable terms, or at all, or that such insurance, even if obtained, would adequately cover any product liability claim. A product liability or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business, financial condition and prospects of the Company.

LIMITED PUBLIC MARKET-DELISTED FROM THE AMERICAN STOCK EXCHANGE

         In August 1998, the staff of the American Stock Exchange recommended that our common shares be delisted from trading on the Exchange because of our failure to meet minimum financial requirements for continued listing. We appealed this determination to the Board of Governors of the Exchange, which permitted our continued listing on the Exchange until March 31, 1999, when it decided to follow the Exchange staff's recommendation and delist our common shares. Our common shares are currently traded in the over the counter market and are quoted on the OTC Bulletin Board. There can be no assurance that our common shares will continue to be admitted for quotation on the OTC Bulletin Board or that a market for our common shares will exist in the future. There is no assurance that, if a market exists in the future, that it will be an active, liquid or continuous trading market. The stock market has experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many technology, emerging growth, and developmental companies. Such fluctuations and volatility have often been related or disproportionate to the operating performance of such companies. Factors such as announcements of the introduction or enhanced services or related products by the Company or its competitors may have a significant impact on the market price of the Company's common shares.

RISKS RELATING TO LOW PRICED STOCKS

         The Company's common shares are currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain rules promulgated under the Act requiring additional disclosures by broker-dealers. These rules generally apply to any non-Nasdaq equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common shares which could severely limit the market liquidity of our common shares and the ability of holders of our common shares to sell them.

NO DIVIDENDS

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

ISSUANCE OF ADDITIONAL EQUITY SECURITIES COULD DILUTE YOUR INTEREST

         Terms of our preferred shares issued by our OxyNet subsidiary include the right to exchange these for our common stock. This may have a dilutive effect on our common shareholders. See "Market For Common Equity And Related Stockholder Matters."

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

         We had 12,868,951 common shares outstanding as of December 31, 1999. Approximately 1,623,148 shares are held by affiliates of NetMed.

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

WE NEED TO RAISE ADDITIONAL CAPITAL IN 2000 IN ORDER TO BE SUCCESSFUL

         We will likely incur substantial expenditures during 2000 to further development and commercialization of the OxyNet oxygen concentrator. We do not currently have adequate funds to accomplish this objective, and anticipate that we may need to raise additional capital in 2000. We are unsure whether capital will be available at that time.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's executive offices are located in Columbus, Ohio, and consist of 1,275 square feet of office and laboratory space subleased from Business Technology Center, Inc., at an annual rental of $15,120. The prime lessor for the premises is The Ohio State University. The term of the lease is for one year, ending October 31, 2000.


ITEM 3.  LEGAL PROCEEDINGS.

         On March 1, 1999, the Company and OxyNet commenced a lawsuit in the Common Pleas Court of Franklin County, Ohio against Ceram and its principals over Ceram's purported termination of the license for the ceramic oxygen generation technology, as well as over other issues, including whether oxygen "scrubbing" applications are included in the scope of the license and whether minimum royalties are payable prior to the manufacture or sale of products incorporating the technology, and asserting claims for damages for fraud and negligent misrepresentation. On March 3, 1999, the Company and OxyNet obtained a temporary restraining order prohibiting Ceram from taking any action to terminate the license or that otherwise is inconsistent with the rights of the Company under the license. On March 24, 1999, the court issued a decision finding that the license had not been terminated and granting a preliminary and permanent injunction against Ceram from taking any action inconsistent with the Company's rights under the license. While the Company is confident that it will prevail in any appeal from that decision, and that its other claims will be found meritorious, it is unable to predict the ultimate outcome of the litigation. The Company expects that the case will be tried in June, 2000.

         On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On December 1, 1999, the United States Bankruptcy Court for the District of Delaware approved a settlement agreement among NetMed, NSI, and the official committee of unsecured creditors in the NSI's pending Chapter 11 bankruptcy reorganization. The settlement agreement provided for the settlement and release of NetMed's claims in exchange for 175,000 shares of common stock of Tripath Imaging, Inc., and the allowance in the bankruptcy proceeding of an unsecured claim by NetMed in the amount of $1.5 million. The Company is unable to predict the amount and timing of any payments it may ultimately receive in respect of the $1.5 million unsecured claim allowed by the settlement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Until April 19, 1999, the Common Shares were listed for trading on the American Stock Exchange under the symbol "NMD." The following table sets forth, for the periods indicated, the high and low last sales prices per share, as reported on the American Stock Exchange.

         First Quarter 1998....................        $2.4375      $0.9375
         Second Quarter 1998...................         1.25         0.625
         Third Quarter 1998....................         0.8438       0.0625
         Fourth Quarter 1998...................         0.5625       0.1875
         First Quarter 1999....................         0.218        0.093

Effective April 20, 1999, the Common Shares were admitted for quotation on the NASD OTC Bulletin Board under the symbol "NTMD." The following table sets forth, for the periods indicated, the high and low bid per share, as reported by Nasdaq Trading & Market Services. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Second Quarter 1999......................           $0.125       $0.0313
         Third Quarter 1999.......................            0.08         0.04
         Fourth Quarter 1999......................            0.05         0.03

         On March 17, 2000, the last reported sale price of the Common Shares was $0.14 per share. On March 17, 2000, there were 411 holders of record of the Common Shares. This figure excludes an indeterminate number of stockholders whose shares are held in "street" or "nominee" name.

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

         In September, 1998, the Company's OxyNet subsidiary completed the private placement of 500 shares of convertible preferred shares for net proceeds of $491,000. These proceeds have been and will continue be used for further development of products incorporating OxyNet's ceramic oxygen generation technology. The OxyNet preferred shares are convertible into common shares of OxyNet on a one share for one share basis. In addition, purchasers of the OxyNet preferred shares were given the right to exchange them for NetMed Common Shares if a public offering of the common shares of OxyNet did not occur 18 months from the date of issuance of the OxyNet shares. The number of NetMed Common Shares issuable on exercise of this right would be determined by dividing the aggregate original stated value of the OxyNet preferred shares, plus accrued dividends, by the market price of the NetMed Common Shares at the time of exercise. This one time right to exchange the OxyNet shares for NetMed Common Shares was available only for a period of 30 days following the expiration of the 18 month period referenced above. The 18 month period expired in March, 2000 without a public offering having occurred, but holders of 350 of the OxyNet shares have agreed to extend the period for an additional 12 months. The exercise of these exchange rights may result in substantial dilution to holders of the NetMed's common shares. A holder of 50 preferred shares has notified the Company of the exercise of the exchange right, which will require the Company to issue the holder approximately 845,000 Common Shares.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

         The Company is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The sole business activity of the Company, through its majority owned subsidiary OxyNet, Inc., is the development and commercialization of products incorporating a new ceramic-based technology for separation of oxygen from ambient air and other gases. The first such product targeted for commercialization is an oxygen concentrator for use in the home health industry.

         Prior to March 26, 1999, the Company was also in the business of marketing of the PAPNET(R) Testing System, an automated cervical cancer screening product of Neuromedical Systems, Inc. ("NSI"). The Company marketed the PAPNET(R) Testing System in a five state area under license from NSI. On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. In connection with its Chapter 11 filing, the Company terminated the majority of its U.S. workforce and agreed to sell its intellectual property and related assets to AutoCyte, Inc. (now Tripath Imaging, Inc.), for $4,000,000 in cash and 1.4 million shares of AutoCyte common stock. As of May 6, 1999, NSI, as debtor in possession, rejected the Company's license and the Bankruptcy Court confirmed the rejection over the Company's objection. As a result, the Company became an unsecured creditor of NSI with a breach of contract claim for the termination of the license.

         On December 3, 1999, the Company announced that the bankruptcy court had approved a settlement among the Company, NSI, and the official committee of unsecured creditors. The agreement provided for the settlement and release of the Company's claims in exchange for 175,000 shares of common stock of Tripath Imaging, Inc. (NasdaqNM: TPTH), and the allowance in the bankruptcy proceeding of an unsecured claim by the Company in the amount of $1.5 million. The 175,000 Tripath shares were issued to the Company in late December, 1999, and the balance of its settled claim will be included with other allowed claims of unsecured creditors to be paid out of liquidation proceeds in the bankruptcy proceeding. The Company is unable to predict the amount and timing of any payments it may ultimately receive in respect of the $1.5 million unsecured claim.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1999 AND 1998

         Royalty revenue decreased from $400,000 for the twelve months ended December 31, 1998, to zero for the twelve months ended December 31, 1999. This resulted from NSI being in default on payment of royalties earned for the first quarter and with NSI's filing for Chapter 11 bankruptcy reorganization on March 26,1999.

         Total operating expenses decreased from $1,969,000 for the twelve months ended December 31, 1998, to $1,039,000 for the same period in 1999. The decrease was the result of reduced sales representatives, lower development expenses and certain executives of the Company working for no cash compensation.

         The Company recorded a loss on available-for-sale securities in the amount of $386,000 for the twelve months ended December 31, 1999. The securities are common shares of NSI and the decline in value is considered permanent. In August 1997, the Company completed a 6%, $3,000,000 convertible debenture financing. The Company, as a condition to the financing, has pledged shares of common stock of NSI that under certain conditions may be used by the purchasers to convert outstanding debentures as well as accrued interest. For the twelve months ended December 31, 1998, the purchasers converted $475,000 of principal plus accrued interest into a total of 352,200 shares of NSI. This resulted in a loss on available for sale securities of $894,000 for the twelve months ended December 31, 1998.

         Interest income decreased to $12,000 for the twelve months ended December 31, 1999, from $41,000 for the twelve months ended December 31, 1998. The decrease is due to lower cash balances to invest.

         Interest expense decreased to $5,000 for the twelve months ended December 31, 1999 from $104,000 for the same period in 1998. The decrease is primarily the result of the exchange of debentures for convertible preferred stock described in Note B to the financial statements in January 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date primarily by the sale of NSI common stock owned by the Company, the sale of Common Shares, the sale of the convertible debentures and the joint development agreement with MG Generon. The Company's combined cash and cash equivalents totaled $416,000 at December 31, 1999, a decrease of $97,000 from December 31, 1998.

         Cash used in the Company's operations was $940,000 for the twelve months ended December 31, 1999, versus $1,403,000 used in the same period of 1998. The Company is a development company and anticipates that its cash requirements will be substantial for the immediate future and believes that it will be necessary to raise additional capital in order to complete the development of the OxyNet device and continue funding the negative cash flow from operations.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this document which relate to other than strictly historical facts, including statements about the Company's plans and strategies, as well as management's expectations about new and existing products, technologies and opportunities, demand for and acceptance of new and existing products (including the OxyNet oxygen concentration device), are forward looking statements. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but are not limited to, the Company's lack of revenues, continuing losses from operations and negative cash flow, the dependence on proprietary technology, government regulation, absence of marketing and sales history, the challenges of research and development of products incorporating the OxyNet technology, and other risks detailed in this report and other Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements.


ITEM 7.  FINANCIAL STATEMENTS.

         The response to this Item is submitted in a separate section of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT.

BOARD OF DIRECTORS

         S. Trevor Ferger, age 45, is the President and Chief Executive Officer of the Company, and has served as a director since December, 1996. He is also President of Ferger & Associates, a sales consulting firm. He started his career with Procter & Gamble and had sales management responsibilities in Atlanta, Georgia; Jacksonville, Florida; and Raleigh, North Carolina. After obtaining an MBA Degree from Xavier University in Cincinnati, he started a sales and marketing firm specializing in the sales and marketing of consumer goods to grocery stores, which merged into Acosta Sales of Jacksonville, Florida in October of 1996.

         Cecil J. Petitti, age 46, has been co-owner of Chaney & Petitti Insurance Agency located in Dublin, Ohio since 1984. Chaney & Petitti specialize in multiple insurance products, including medical insurance. Prior to merging with the Chaney Group, Mr. Petitti was associated with the Burke, Kendall & Petitti Insurance Agency. Mr. Petitti is also President of NetWalk, Inc., a Columbus-based Internet service provider, and CallTech Communications, Inc., a company providing telemarketing services and customer care outsourcing. Mr. Petitti earned a Bachelor of Arts degree in Education from The Ohio State University. Mr. Petitti has been a director of the Company since June, 1994.

         Michael S. Blue, M.D., age 45, has been a practicing physician since 1980. Dr. Blue graduated from Miami University of Ohio in 1976 with a Bachelor of Science in Zoology and graduated from The Ohio State University with a Doctor of Medicine in 1979. Dr. Blue has been President of Phoenix Group International, Ltd. and North

American International Trade Group, Inc. since 1994 and 1992, respectively. He has also been Secretary/Treasurer and member of the Board of Directors of Columbus Oilfield Exploration, Inc. since 1987. Dr. Blue has been a director of the Company since December 1996.

         Robert J. Massey, age 54, has served on the Board of Directors of the Company since January, 1997. He is currently Chairman of the Board of CallTech Communications, LLC, a company providing telemarketing services and outsourced customer contact management. He formerly was President, Chief Executive Officer and a director of CompuServe Corporation, culminating an over twenty year career with the firm as an executive with responsibilities in sales, marketing and general management. Prior to CompuServe he was a sales executive with the IBM Corporation. Mr. Massey is a director of Antiqnet, a Columbus-based Internet company; PWI, a Columbus-based software company; and ITS, an e-Commerce company also in Columbus. He is a graduate of Holy Cross College, Worcester, Massachusetts and earned an MBA in Finance from Syracuse University.

         Susan M. O'Toole, age 50, has served on the Board of Directors since May, 1998. Ms. O'Toole is Executive Vice President and advisory board member of Retail Apparel Group, Inc., a privately-held retail apparel company based in Cleveland, Ohio. From 1987 to 1996, Ms O'Toole was a senior operating executive with The Limited, Inc. in Columbus, Ohio, serving as President of its Limited Too division from 1993-1996. Prior to joining The Limited, Ms. O'Toole was Executive Vice President of Seifert's, a specialty retailer, from 1971 to 1987.

         James F. Zid , age 66, is the Chairman of the Company's Board of Directors, and has served on the Board since February, 1997. Mr. Zid retired as the managing partner of the Columbus office of Ernst & Young LLP in 1993. Mr. Zid currently serves on the Board of Directors of Neoprobe Corporation and Central Benefits Insurance Company.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors of the Company had a total of five meetings during the year ended December 31, 1999. During 1999 each of the directors attended 75% or more of the total number of (i) meetings of the Board, and (ii) meetings of committees of the Board on which such director served. Directors who are not employees of the Company received no cash compensation or expense reimbursement for their services. In 1999 and prior years, non-employee directors received stock options as compensation for their services.

         The Board of Directors has an Audit Committee consisting of Dr. Blue and Mr. Ferger, and a Compensation Committee consisting of Messrs. Blue, Petitti, and Massey. The Audit Committee is charged with reviewing the Company's annual audit and meeting with the Company's independent accountants to review the Company's internal controls and financial management practices. The Compensation Committee has the authority and responsibility to determine and administer the Company's officer compensation policies and to establish the salaries for executive officers, the formula for bonus awards to executive officers, and the grant of stock options to executive officers and other key employees under the Company's 1995 Amended and Restated Stock Option Plan (the "Option Plan").

EXECUTIVE OFFICERS

         In addition to S. Trevor Ferger, the following person is an executive officer of the Company:

         Kenneth B. Leachman, age 46, was elected as Vice President of Finance in October 1996. Mr. Leachman has held various financial management positions with several technology based companies, including Corporate Controller for Goal Systems International from 1989 to 1991 and as Chief Financial Officer of Sarcom, Inc. from 1992 to 1994. Mr. Leachman has a Bachelor of Science degree in accounting from The Ohio State University in 1975 and earned his CPA certificate from the State of Ohio in 1977.

         Officers are elected annually by the Board of Directors and serve at its discretion. There are no family relationships among directors and executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who are beneficial owners of more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it and written representations from reporting persons, the Company believes that all filing requirements applicable to its reporting persons were complied with during 1999, except that the statement of changes of beneficial ownership of Robert J. Massey, required to be filed by January 10, 2000, was not filed until February 14, 2000.


ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

         The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer, and the only other executive officers whose combined salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1999 (collectively, the "Named Executive Officers").

                                            SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                         ANNUAL COMPENSATION         COMPENSATION
                                                      ------------------------       ------------
                                                                                        AWARDS         ALL OTHER
                                                       SALARY           BONUS        ------------     COMPENSATION
     NAME AND PRINCIPAL POSITION           YEAR         ($)              ($)          SECURITIES         ($)(1)
                                                                                      UNDERLYING
                                                                                       OPTIONS
                                                                                         (#)
-------------------------------------      ----       --------         -------       ------------     ------------
S. Trevor Ferger, President and
Chief Executive Officer                    1999       $ 59,375            0           150,000(3)          --

David J. Richards, President and           1999       $   0               0           390,775(4)        $ 4,000
Chief Executive Officer*                   1998       $112,558            0            99,000           $15,435
                                           1997       $200,000         $50,000        150,000(2)        $16,259

(1) Includes matching contribution to the Company's 401(k) Plan, car allowance and excess group term insurance.

(2) Options granted in 1997 were cancelled with the options granted in 1998 serving as replacement options.

(3) Options to purchase 50,000 common shares issued on each of June 1, September 1, and December 1, 1999.

(4) In connection with Mr. Richards' resignation as a director and an officer of the Company as of May 14, 1999, all of his outstanding options were cancelled, and was granted a 5 year warrant to purchase 390,775 common shares of the Company at $0.10 per share, and a one year warrant to purchase 100 Series A 8% Convertible Preferred Shares of the Company's OxyNet subsidiary for $1,000 per share.

*        Resigned as President and Chief Executive Officer effective as of May
         14, 1999.

                       OPTION GRANTS IN LATEST FISCAL YEAR

     The following table provides certain information regarding stock options granted during 1999 to each of the Named Executive Officers.

                                INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------   -------------
             (A)                    (B)          (C)        (D)       (E)        (F)           (G)
                                              % OF TOTAL
                                               OPTIONS               MARKET
                                              GRANTED TO            PRICE ON
                                  OPTIONS     EMPLOYEES   EXERCISE   GRANT                  GRANT DATE
                                  GRANTED     IN FISCAL    PRICE      DATE    EXPIRATION     PRESENT
             NAME                   (#)          YEAR      ($/SH)    ($/SH)      DATE      VALUE ($)(1)
                                 ----------   ----------  --------  --------  ----------   ------------
S.  Trevor Ferger                 50,000(2)        7       $0.092    $0.092     6/1/2009      $ 2,000
                                  50,000(3)        7       $ 0.06    $ 0.06     9/1/2009      $ 1,500
                                  50,000(4)        7       $0.035    $0.035    12/1/2009      $ 1,000
                                 209,357(5)       28       $ 0.10    $0.065    5/14/2004      $13,090

David J. Richards*               390,775(6)       51       $ 0.10    $0.065    5/14/2004      $24,434

(1) The amounts under the column labeled "Grant Date Present Value ($)" are included by the Company pursuant to certain rules promulgated by the Securities and Exchange Commission and are not intended to forecast future appreciation, if any, in the price of the Company's Common Shares. Such amounts are calculated by application of the Black-Scholes option pricing formula, which yields a valuation based upon certain assumptions, including that the price volatility of the stock will follow historic patterns and that the option holders hold the options granted for their full term. The actual realizable value of the options will vary in accordance with the market price of the Company's Common Shares and may differ substantially from the value produced by application of the formula.

(2) Options were granted effective June 1, 1999, pursuant to resolution of the Board of Directors.

(3) Options were granted effective September 1, 1999, pursuant to resolution of the Board of Directors.

(4) Options were granted effective December 1, 1999, pursuant to resolution of the Board of Directors.

(5) Warrant granted in lieu of compensation pursuant to resolution of the Board of Directors.

(6) In connection with Mr. Richards' resignation as a director and an officer of the Company as of May 14, 1999, all of his outstanding options were cancelled, and was granted a 5 year warrant to purchase 390,775 common shares of the Company at $0.10 per share, and a one year warrant to purchase 100 Series A 8% Convertible Preferred Shares of the Company's OxyNet subsidiary for $1,000 per share.

*        Resigned as President and Chief Executive Officer effective as of May
         14, 1999.

       AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table provides certain information regarding the number and value of stock options held by the Named Executive Officers at December 31, 1999.

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                                         OPTIONS AT FISCAL YEAR-END         IN-THE-MONEY OPTIONS AT
                                                                     (#)                     FISCAL YEAR-END ($)(1)
                                                        ----------------------------      ---------------------------
                             SHARES
                            ACQUIRED
                               ON           VALUE
                            EXERCISE      REALIZED
          NAME                 (#)           ($)        EXERCISABLE    UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
-----------------------     --------      --------      -----------    -------------      -----------   -------------
S. Trevor Ferger                0             0           497,677          6,000              $0             $0
David J. Richards(2)            0             0           390,775            0                $0             $0

(1) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year end ($.03 on December 31, 1999). An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

(2) Resigned as President and Chief Executive Officer effective as of May 14, 1999.


COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company receive no cash compensation or expense reimbursement for their services, but receive stock options as compensation for their services. For board service during 1999, Messrs. Petitti, Massey, and Blue and Mrs. O'Toole were each granted options to purchase 25,000 shares (exercisable at $.04 per share), and Mr. Zid was granted options for 37,500 shares (exercisable at $.04 per share).

EMPLOYMENT CONTRACTS WITH NAMED EXECUTIVE OFFICERS

         By virtue of a Settlement Agreement and Mutual Release effective as of May 14, 1999, entered into by and among David J. Richards, the Company and OxyNet, Inc., Mr. Richards agreed to resign as President and as director of the Company and OxyNet and to terminate voluntarily his employment with the Company. Pursuant to the agreement, all of Mr. Richards' outstanding options were cancelled, and he was granted a 5 year warrant to purchase 390,775 common shares of the Company at $0.10 per share, and a one year warrant to purchase 100
Series A 8% Convertible Preferred Shares of the Company's OxyNet subsidiary for $1,000 per share.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS

         The following table sets forth information regarding beneficial ownership of the Company's Common Shares by each director, the Company's executive officers named in the Summary Compensation Table, each person known to the Company to own beneficially more than 5% of the outstanding Common Shares, and the directors and executive officers of the Company as a group as of March 17, 2000:

                                                        SHARES BENEFICIALLY OWNED (1)
                                                        -----------------------------
            NAME OF BENEFICIAL OWNER                      NUMBER             PERCENT
-----------------------------------------------         ---------            -------
S. Trevor Ferger(2)                                       831,502              6.5
Cecil J. Petitti(3)                                       188,296              1.4
Michael S. Blue(4)                                        323,717              2.3
Robert J. Massey(5)                                        54,948                *
James F. Zid(6)                                            55,300                *
Susan M. O'Toole(7)                                        37,000                *
Kenneth B. Leachman(8)                                     59,246                *
David J. Richards(9)                                    1,247,657              9.0
All directors and executive officers as a group
   (7 persons)                                          1,340,652             11.7

----------------------
* Represents beneficial ownership of less than 1% of the Company's outstanding Common Shares.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power or as to which the person has the right to acquire the beneficial ownership within 60 days of March 30, 2000. Unless otherwise indicated, voting power and investment power are exercised solely by the person named above or shared with members of his household.

(2) Includes 547,677 shares which may be purchased under stock options and a warrant exercisable within 60 days of March 30, 2000.

(3) Includes 38,320 shares which may be purchased under stock options exercisable within 60 days of March 30, 2000.

(4) Includes 37,000 shares which may be purchased under stock options exercisable within 60 days of March 30, 2000.

(5) Includes 37,000 shares which may be purchased under stock options exercisable within 60 days of March 30, 2000.

(6) Includes 49,500 shares which may be purchased under stock options exercisable within 60 days of March 30, 2000.

(7) Includes 37,000 shares which may be purchased under stock options exercisable within 60 days of March 30, 2000.

(8) Includes 37,246 shares which may be purchased under stock options exercisable within 60 days of March 30, 2000.

(9) Includes 390,775 shares which may be purchased under a warrant exercisable within 60 days of March 30, 2000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In September 1997, the Company entered into a net lease with Muirfield Square, Ltd. for 4,900 square feet of office space in which the Company's principal offices were located. The lease term was for 5 years at an annual rent of $53,900 for the first year, escalating annually at the rate of 3% over the term, and renewable for an additional 5-year term at an annual net rental of $60,660. Messrs. Richards, Ferger, and Massey own a majority of the membership interests in Muirfield Square, Ltd. The Company believes that the lease was on terms at least as favorable to the Company as available for office space of a similar size and quality in the locality. Effective July 31, 1999, the Company terminated the net lease with Murfield Square, Ltd. without further liability to the Company.

         On April 20, 1999, the Company entered into an agreement with the holders of its 6% Convertible Preferred Stock to redeem all of the outstanding shares shares of preferred stock for a total payment of $125,000, plus 400 common shares of OxyNet. Additionally, the Company agreed to pay the holders an amount equal to the lesser of 50% of the net cash proceeds received by the Company as a creditor in the NSI bankruptcy, or $100,000.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

                  (1) The following financial statements are included in this report under Item 7:

                                    Balance Sheet as of December 31, 1999.

                                    Statements of Operations for the two years ended December 31, 1999.

                                    Statements of Stockholders' Equity for the two years ended December 31, 1999.

                                    Statements of Cash Flows for the two years ended December 31, 1999.

                                    Notes to the Financial Statements.

                                    Independent Auditors' Report.


                  (2)      Exhibits:

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

 10.2       *        Sublease Agreement between OxyNet, Inc. and the Business
                     Technology Center, dated March 7, 1999.

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

 10.5 Settlement Agreement and Mutual Release effective as of May 14, 1999, entered into by and among David J. Richards, the Company and OxyNet, Inc. (Previously filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999, and incorporated herein by reference.)

 10.6       *        Settlement Agreement among the Registrant, Neuromedical
                     Systems, Inc. as debtor in possession, and the official committee of unsecured creditors Case No. 99-00703, United
                     States Bankruptcy Court, District of Delaware, dated
                     October 29, 1999.

 10.7       *        Intellectual Property Development and Ownership Agreement
                     among the Registrant, OxyNet, Inc. and MG Generon, Inc.
                     dated April 30, 1999.

 10.8       *        Exclusive License Agreement among the Registrant, OxyNet,
                     Inc. and MG Generon, Inc., dated April 30, 1999.

 10.9       *        Reimbursement and Security Agreement among the Registrant,
                     OxyNet, Inc. and MG Generon, Inc., dated April 30, 1999.

 10.10      *        Preferred Stock Redemption Agreement between the Registrant and the holders of the Registrant's 6% Convertible
                     Preferred Stock, dated April 20, 1999.

 21         *        Subsidiaries of the Registrant

 23         *        Consent of Ernst & Young LLP.

 24         *        Powers of Attorney.

 27         *        Financial Data Schedule.


*        Filed with this Report.


         (b)      Reports on Form 8-K

                  Current Report on Form 8-K, dated December 8, 1999, Reporting Settlement Agreement in NSI bankruptcy proceeding. No financial statements were filed.

         (c)      Exhibits

                  The exhibits to this report begin on page F-21.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NetMed, Inc.

Date:  March 29, 2000                       By:  /s/ S. Trevor Ferger
                                               ---------------------------------
                                                     S. Trevor Ferger, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 2000.


          Signature                          Title

   /s/ S. Trevor Ferger                      President and Director
------------------------------
       S. Trevor Ferger


       *Kenneth B. Leachman                  Vice President - Finance
------------------------------               Treasurer
       Kenneth B. Leachman


       *Cecil J. Petitti                     Director
------------------------------
       Cecil J. Petitti


       *James F. Zid                         Director
------------------------------
       James F. Zid


       *Michael S. Blue                      Director
------------------------------
       Michael S. Blue


       *Robert J. Massey                     Director
------------------------------
       Robert J. Massey


       *Susan M. O'Toole                     Director
------------------------------
       Susan M. O'Toole


*By: /s/ S. Trevor Ferger
    ---------------------------------------
         S. Trevor Ferger, Attorney in fact

                          Annual Report on Form 10-KSB

                             Item 7 and Item 13(a)

                          List of Financial Statements

                                Certain Exhibits

                          Year ended December 31, 1999

                                  NetMed, Inc.

                                 Columbus, Ohio

                                  NetMed, Inc.
                                 and Subsidiary

                    Audited Consolidated Financial Statements


                     Years ended December 31, 1999 and 1998



                                    CONTENTS

Report of Independent Auditors............................................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheet................................................F-3
Consolidated Statements of Operations.....................................F-4
Consolidated Statements of Stockholders' Equity...........................F-5
Consolidated Statements of Cash Flows.....................................F-6
Notes to Consolidated Financial Statements................................F-7

                         Report of Independent Auditors


The Board of Directors and Stockholders
NetMed, Inc.


We have audited the accompanying consolidated balance sheet of NetMed, Inc. and subsidiary (the Company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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


                                               ERNST & YOUNG LLP


Columbus, Ohio
March 25, 2000

                                  NetMed, Inc.

                           Consolidated Balance Sheet
                                December 31, 1999

ASSETS
Current assets:
   Cash and cash equivalents                                        $   416,238
   Prepaid assets                                                        25,208
                                                                    -----------
Total current assets                                                    441,446

Investment in TriPath--available for sale                               103,125
Furniture and equipment (net of accumulated
   depreciation of $81,154)                                              29,098
License (net of accumulated amortization
    of $64,873)                                                         278,253
Deposits and other assets                                                 4,411
                                                                    -----------
Total assets                                                        $   856,333
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $    48,611
   Accrued expenses                                                      10,779
   Other liabilities                                                     58,639
                                                                    -----------
Total current liabilities                                               118,029
Preferred stock of subsidiary                                           491,000
Stockholders' equity:
   Common stock, no par value, 20,000,000 shares authorized,
     12,868,951 issued and outstanding at December 31, 1999           8,094,466
   Accumulated other comprehensive loss                                 (16,875)
   Retained deficit                                                  (7,830,287)
                                                                    -----------
Total stockholders' equity                                              247,304
                                                                    -----------
Total liabilities and stockholders' equity                          $   856,333
                                                                    ===========

See accompanying notes.

                                  NetMed, Inc.

                      Consolidated Statements of Operations

                                                         1999            1998
                                                     ----------------------------
Royalty revenue                                      $        --      $   399,848

Operating expenses:
   Selling, general and administrative                   888,168        1,569,136
   Business development                                  151,111          399,610
                                                     ----------------------------
Total operating expenses                               1,039,279        1,968,746
                                                     ----------------------------

Operating loss                                        (1,039,279)      (1,568,898)

Other income (expense):
   Interest income                                        11,822           40,903
   Interest expense                                       (5,023)        (103,771)
   Loss on sale of available-for-sale securities        (385,865)        (894,147)
   Financing costs                                            --         (118,750)
   Income from license settlement                        839,951               --
                                                     ----------------------------
Total other (expense) income                             460,885       (1,075,765)
                                                     ----------------------------
Loss before income taxes and
   minority interest                                    (578,394)      (2,644,663)

Minority interest                                        (16,936)           5,857
                                                     ----------------------------
Net loss                                                (595,330)      (2,638,806)
Preferred dividend                                      (510,573)              --
Gain on redemption of
   preferred stock                                     1,252,142               --
                                                     ----------------------------
Net income (loss) applicable
   to common stockholders                            $   146,239      $(2,638,806)
                                                     ============================

Net income (loss) per share-
    basic and diluted                                $       .01      $      (.23)
                                                     ============================

See accompanying notes.

                                                         NetMed, Inc.

                                        Consolidated Statements of Stockholders' Equity

                                           CONVERTIBLE                      ACCUMULATED OTHER      RETAINED
                                            PREFERRED                         COMPREHENSIVE        EARNINGS
                                              STOCK         COMMON STOCK      INCOME (LOSS)        (DEFICIT)         TOTAL
                                           ----------------------------------------------------------------------------------
Balance, January 1, 1998                   $        --       $5,417,151         $(499,478)        $(4,085,578)    $   832,095
   Adjustment to unrealized gains net of
     tax                                                                          138,217                             138,217
   Net loss                                                                                        (2,638,806)     (2,638,806)
                                                                                                                  -----------
   Comprehensive loss                                                                                              (2,500,589)
                                                                                                                  -----------
   Deferred compensation
     stock options                                              148,730                                               148,730
   Warrants issued and discount on
     convertible debentures                                     129,750                                               129,750
   Stock issued                                                 427,673                                               427,673
   Options sold                                                  61,664                                                61,664
                                           ----------------------------------------------------------------------------------
Balance, December 31, 1998                          --        6,184,968          (361,261)         (6,724,384)       (900,677)
   Adjustment to unrealized loss                                                  344,386                             344,386
   Net loss                                                                                          (595,330)       (595,330)
                                                                                                                  -----------
   Comprehensive loss                                                                                                (250,944)
                                                                                                                  -----------
   Deferred compensation
     stock options                                               43,370                                                43,370
   Beneficial conversion charge on
     redemption of convertible
     debentures in exchange for
     convertible preferred stock                                489,000                              (489,000)             --
   Issuance of preferred stock in
     exchange for convertible
     debentures                              1,467,634                                                              1,467,634
   Conversion of preferred stock              (100,686)         100,686                                                    --
   Accrued dividends on
     preferred stock                            21,573                                                (21,573)             --
   Redemption of preferred stock            (1,388,521)       1,252,142                                              (136,379)
   Warrants issued                                               24,300                                                24,300
                                           ----------------------------------------------------------------------------------
Balance, December 31, 1999                 $        --       $8,094,466         $ (16,875)        $(7,830,287)    $   247,304
                                           ==================================================================================

See accompanying notes.

                                     NetMed, Inc.

                         Consolidated Statements of Cash Flows

                                                                  DECEMBER 31,
                                                              1999            1998
                                                           --------------------------
OPERATING ACTIVITIES
Net loss                                                   $(595,330)     $(2,638,806)
Adjustments to reconcile net loss to net cash used for
   operating activities:
     Depreciation and amortization                            52,280           47,010
     Write off NSI note receivable                             6,757               --
     Loss on available-for-sale securities                   385,865          894,147
     Compensation on extended stock options                   43,370          148,730
     Warrants issued for consulting                               --           38,374
     Warrants issued to former officer                        24,300               --
     Minority interest                                        16,936           (5,857)
     Gain on license settlement                             (839,951)              --
     Financing costs                                              --          118,750
     Changes in operating assets and liabilities:
       Accounts receivable                                    30,000          186,356
       Prepaid assets                                              1               (1)
       Accounts payable                                       (2,671)         (61,894)
       Accrued expenses and other liabilities                (61,111)        (129,908)
                                                           --------------------------
Net cash used in operating activities                       (939,554)      (1,403,099)
                                                           --------------------------

INVESTING ACTIVITIES
Sale of TriPath stock                                        719,951               --
Acquisition of OxyNet                                             --         (200,000)
Proceeds from joint development partner                      250,000               --
Notes receivable - NSI                                            --           14,686
Note receivable-COTI                                              --          (84,931)
Purchase of furniture and equipment                               --          (21,896)
Other assets                                                  (2,871)             (82)
                                                           --------------------------
Net cash provided (used) by investing activities             967,080         (292,223)
                                                           --------------------------

FINANCING ACTIVITIES
Sale of options                                                   --           61,664
Sale of preferred stock by subsidiary                             --          491,000
Redemption of preferred stock                               (125,000)              --
                                                           --------------------------
Net cash (used) provided by financing activities            (125,000)         552,664
                                                           --------------------------

Net decrease in cash                                         (97,474)      (1,142,658)
Cash and cash equivalents at beginning
   of period                                                 513,712        1,656,370
                                                           --------------------------
Cash and cash equivalents at end of period                 $ 416,238      $   513,712
                                                           ==========================

See accompanying notes.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


1.  ORGANIZATION AND BASIS OF PRESENTATION

NetMed, Inc. is engaged in the business of acquiring, developing and marketing medical and health-related technologies. NetMed currently has no source of revenue. During 1998 NetMed's revenues were derived principally from the marketing of the PAPNET(R) Testing System, an advanced computerized test licensed from Neuromedical Systems, Inc. ("NSI") that pinpoints and magnifies precancerous and cancerous cells. On March 26, 1999, NSI commenced reorganization proceedings under Chapter 11 of the U.S. bankruptcy Code (see
Note 14). No revenues were generated from the PAPNET(R) Testing System in 1999. NetMed is also investigating other medical technologies, including the development of an oxygen concentrator device to be sold in the home healthcare market.

The consolidated financial statements include the accounts of NetMed, Inc. and its majority owned subsidiary OxyNet, Inc. (OxyNet) a 89.7% owned subsidiary, beginning April 3, 1998.

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

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ROYALTY REVENUE

Pursuant to the license agreement with NSI ("License Agreement"), the Company was entitled to receive 50% of per slide revenues, less certain charges for equipment and transportation of the slides generated by labs within the Company's territory. The Company earned and accrued the net per slide revenue on a monthly basis. This is the method used by the Company to record royalty revenue in 1998. As of May 6, 1999, NSI, as debtor in possession, rejected the Company's license and the Bankruptcy Court confirmed the rejection, despite the Company's argument to preserve the agreement of NSI's intellectual property. As a result, the Company will receive no further royalties.

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

STOCK-BASED COMPENSATION

The Company accounts for stock compensation arrangements in accordance with APB Opinion No. 25, "Accounting for Stock issued to Employees." The pro forma information regarding income and earnings per share as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") is disclosed in "Note 9 - Stock Options and Warrants."

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                  1999               1998
                                              -------------------------------
      Net income (loss) applicable to
          common stockholders                 $   146,239         $(2,638,806)

      OxyNet preferred dividend charge             40,000              N/A
                                              -------------------------------
                                              $   186,239         $(2,638,806)
                                              ===============================

      Weighted average shares                  12,709,060          11,477,392
      Effect of dilutive stock options
          and warrants                             N/A                 N/A
      Assumed conversion of OxyNet
          preferred stock                      17,548,387              N/A
                                              -------------------------------
                                               30,257,447          11,477,392
                                              ===============================

      Basic and diluted income (loss)
          per share                           $       .01         $      (.23)
                                              ===============================


The outstanding convertible debentures (see Note 4) were not included in the diluted earnings per share calculation for 1998 because the effect would be antidilutive.

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive loss.

3.  INVESTMENT IN NSI

The Company owns stock in NSI as a result of the exercise of warrants and settlement of certain claims with NSI. The investment is classified as available-for-sale and is carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. NSI trades publicly on the NASD OTC Bulletin Board under the symbol "NSIX." The Company recorded a loss on available-for-sale securities in 1999 in the amount of $385,865. The securities are common shares of NSI and the decline in value is considered permanent. In addition, the Company used 352,000 shares in exchange for a reduction of $470,000 in 1998 in the debentures payable more fully described in Note 4. The exchange resulted is a loss of $894,147 in 1998.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


3.  INVESTMENT IN NSI (CONTINUED)

As of December 31, 1998, the Company owned 98,411 shares of NSI stock at a cost of $385,864. No value has been assigned to the NSI common stock in the accompanying balance sheet.

4.  CONVERTIBLE DEBENTURES

In August 1997, the Company issued $3,000,000 of 6% Convertible Debentures (the "Debentures") resulting in net proceeds to the Company of $2,743,644 and recorded associated expenses of $1,106,452 in 1997. Those expenses included $750,000 representing the 1997 portion of the discount, $100,000 for the cost of warrants issued to placement agents and the purchasers of the Debentures, $170,000 in placement fees and $87,000 in professional, stock exchange and registration fees associated with the Debentures and subsequent registration statement. The Company recorded an additional $100,000 of finance expense in 1998 to reflect the amortization of the remaining discount on the Debentures. The Company initially reserved 1,500,000 shares for the conversion of the Debentures.

The Debentures were originally secured by 475,000 shares of common stock of Neuromedical Systems, Inc. owned by the Company (the "NSI Shares"). During 1998, the Company exchanged 352,200 NSI Shares for a reduction of $470,000 in the Debentures payable.

On January 22, 1999, pursuant to an exchange agreement between the Company and the holders of the outstanding Debentures, 97,712 Series A, 6% Convertible Preferred Shares were issued in exchange for the outstanding Debentures, which at the time of the exchange had a principle balance of $1,350,000 and accrued interest of $117,634 (see Footnote 5).

In connection with this financing, the Company issued warrants to the purchasers of the Debentures and to placement agents. The warrants are exercisable at any time prior to August 13, 2000, at exercise prices of $7.79 per share (for up to 150,000 shares) and $9.35 per share (for up to 65,000 shares).

5.  CONVERTIBLE PREFERRED STOCK

On January 22, 1999, pursuant to an exchange agreement between NetMed and the holders of the Company's outstanding 6% Convertible Debentures ("Debentures"), 97,712 Series A, 6% Convertible Preferred Shares ("Preferred Stock") were issued in exchange for the outstanding Debentures, which at the time of the exchange had a principal balance of $1,350,000 and accrued interest of $117,634.

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

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


5.  CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

6.  ACQUISITION OF CERAM OXYGEN TECHNOLOGIES, INC.

On April 3, 1998, the Company acquired from Ceram Oxygen Technologies, Inc. ("COTI") (now known as OxyNet, Inc.) 95 common shares, representing 95% of COTI's outstanding common shares immediately following the closing, in exchange for a cash payment of $50,000 and delivery of a note in the principal amount of $150,000 (the "Note"). The Note provided for three equal principal payments of $50,000 on each of June 1, July 1, and August 1, 1998, together with interest at the rate of 8.5% per annum. The remaining 5% of COTI's outstanding common equity is owned by CeramPhysics, Inc. ("Ceram") of Westerville, Ohio. COTI holds an exclusive worldwide license to Ceram's patented oxygen generation technology for all applications of the technology except oxygen sensors and fuel cells. The consideration was applied by COTI to payment of a $200,000 license fee owed to Ceram, with $50,000 being paid in cash, and the balance by assignment of the Note. The acquisition has been accounted for using the purchase method of accounting with the results of COTI being consolidated with those of NetMed on a prospective basis beginning April 3, 1998. Unaudited proforma results of operations, assuming the acquisition had occurred at the beginning of 1998, are presented below.

The pro forma amounts include adjustments that the Company believes are reasonable.

                                                     Twelve Months Ended
                                                      December 31, 1998
                                                      -----------------
                  Revenue                                $   399,848
                  Net loss                               $(2,723,777)
                  Loss per share basic & diluted         $      (.24)

The acquisition was made pursuant to a February 1997, agreement among the Company, COTI and Ceram, whereby the Company agreed to make advances to COTI to complete the fabrication and testing of a ceramic element incorporating the licensed technology. Pursuant to the agreement, through April 3, 1998, the Company had advanced $363,470 to COTI for this purpose which was collateralized by the patents held by Ceram. The agreement also provided that upon completion of an acceptance test of the ceramic element satisfactory to the Company, the Company had the right to acquire 95% of the equity of COTI for $200,000.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


6.  ACQUISITION OF CERAM OXYGEN TECHNOLOGIES, INC. (CONTINUED)

The total cost of the acquisition of $563,470 was allocated to the acquired assets of Ceram Oxygen Technologies, Inc. (COTI). As the only asset of COTI was the acquired technology and the underlying license, the entire acquisition cost was allocated to this asset. The license will be amortized over the remaining twelve-year life of the patent which underlies the license agreement with CeramPhysics, Inc. The recorded value of the license will be reviewed quarterly for indications of impairment. If it is determined that the recorded value is not fully recoverable, a charge will be recorded in the period that such a determination is made. In May 1999, the Company received a payment of $250,000 as a result of a joint development and licensing agreement more fully described in Note 7. The Company recorded the payment as a reduction in the carrying value of the license on the accompanying balance sheet.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


7.  JOINT DEVELOPMENT AGREEMENT

On April 30, 1999, the Company and OxyNet completed a joint development agreement and a licensing agreement with MG Generon, Inc. to pursue development of a device to produce highly concentrated nitrogen from gas mixtures through the removal of oxygen from such mixtures. The Company granted a first security interest in the license agreement between the Company, OxyNet and Ceram, and if joint development efforts are successful, MG Generon would have exclusive rights to the nitrogen purification technology and the Company would be paid a royalty. MG Generon made a payment of $250,000 to the Company upon execution of the joint development agreement, and agreed to fund additional development costs based upon a project schedule to be approved by MG Generon. Under certain conditions relating to the litigation with Ceram as described in Note 8, payments made by MG Generon could be refundable. As described in Note 6, the Company has recorded the payment of the $250,000 as a reduction in the carrying value of the license on the accompanying balance sheet.

8.  LITIGATION

On March 1, 1999, the Company and OxyNet commenced a lawsuit in the Common Pleas Court of Franklin County, Ohio against CeramPhysics, Inc. of Westerville, Ohio ("Ceram") and its principals over a purported termination of the license for the ceramic oxygen generation technology, as well as over other disputes, including whether oxygen "scrubbing" applications are included in the scope of the license and whether minimum royalties are payable prior to the manufacture or sale of products incorporating the technology. On March 3, 1999, the Company and OxyNet obtained a temporary restraining order prohibiting Ceram from taking any action to terminate the license or that otherwise is inconsistent with the rights of the Company and Ceram under the license. On March 24, 1999, the court issued a decision finding that the license had not been terminated and granting a preliminary and permanent injunction against Ceram from taking any action inconsistent with the Company's rights under the license. Ceram's appeal from the grant of the preliminary injunction was dismissed on June 17, 1999. The Company expects that a trial on the merits of this case will be held in the second quarter of 2000. While the Company is confident that it will ultimately prevail on the merits in this litigation, it is unable to predict the ultimate outcome of the litigation.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


9.  STOCK OPTIONS AND WARRANTS

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

The following represents the activity for the Stock Option Plan for the years ended December 31, 1999 and 1998:

                                                  1999                        1998
                                                       Weighted                    Weighted
                                                       Average                     Average
                                         Number of     Exercise      Number of     Exercise
                                          Options       Price         Options       Price
                                         --------------------------------------------------
Options outstanding, beginning of year    584,926        $.96         538,667       $7.92
Options granted                           572,500        $.04         574,259       $ .83
Options exercised                              --                          --
Options cancelled                        (267,248)       $.87        (528,000)      $7.92
Options outstanding, end of year          890,178        $.40         584,926       $ .96
Options exercisable at year end           570,928        $.57         414,126       $1.15

The number and weighted-average fair value of options granted during 1999 and 1998 is as follows:

                                                    1999                         1998
                                                          Weighted                     Weighted
                                                          Average                      Average
                                                         Fair Value                   Fair Value
                                           Number of     of Options     Number of     of Options
                                            Options       Granted        Options       Granted
                                           -----------------------------------------------------
Stock price equal to exercise price         572,500         $.02         574,259         $.28

Stock price greater than exercise price          --          N/A              --          N/A

Stock price less than exercise price             --          N/A              --          N/A

At December 31, 1999, there were 140,178 options granted in excess of the amount available under the Stock Option Plan. It is the intention of the Company to seek stockholder approval for an increase in the total available options under the Stock Option Plan. The number of shares available for grants under the Stock Option Plan was 165,074 at December 31, 1998.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


9.  STOCK OPTIONS AND WARRANTS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1999: risk-free interest rate of 5.75%, no dividend yield; volatility factor of the expected market price of the Company's common stock of .44 and expected lives ranging from 2 to 5 years.

If the Company had elected to recognize compensation cost based on the fair value of options at the grant date as prescribed by SFAS No. 123, the following displays what reported net income (loss) and per share amounts would have been:

                                                 PRO FORMA YEARS ENDED DECEMBER 31,
                                                      1999            1998
                                                    --------------------------
          Net income (loss)                         $35,636       $(2,956,558)
          Diluted income (loss) per share           $   .00       $      (.26)

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

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


9.  STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a summary of the stock option activity for a prior non-qualified plan (no additional options may be granted under this plan) for the two years ended December 31, 1999:

                                                        NUMBER OF    WEIGHTED AVERAGE
                                                         SHARES       EXERCISE PRICE
                                                        -----------------------------
NON-QUALIFIED PLAN
Outstanding at January 1, 1998                           328,000           $1.76

Expired                                                  (32,000)          $7.13
                                                        --------
Outstanding and exercisable
       at December 31, 1998                              296,000           $1.18

Cancelled                                               (240,000)          $1.09
Expired                                                  (40,000)          $1.55
                                                        --------
Outstanding and exercisable
       at December 31, 1999                               16,000           $1.56
                                                        ========

The exercisable options for the non-qualified plan had a remaining contract life of 4 years.

In May 1999, the Company's president and chief executive officer resigned. As complete settlement for all contractual obligations the Company owed to the former officer, the Company issued 390,775 warrants to purchase NetMed common stock at an exercise price of $.10 per share, the market price at the date of grant. The warrants may be exercised for a period of 60 months from the date of issue. In addition, OxyNet issued a warrant to purchase 100 convertible preferred shares at an exercise price of $1,000 per share. The term of the OxyNet warrant is 12 months. As a result of issuing the warrants, the Company recorded a non-cash expense of $24,000 in 1999.

In 1999, the Company issued 209,357 warrants to purchase NetMed common stock at an exercise price of $.10 per share, the market price at the date of grant, in lieu of compensation to a current officer. The warrants may be exercised for a period of 60 months from the date of issue.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


9.  STOCK OPTIONS AND WARRANTS (CONTINUED)

During 1998, the Company issued a total of 350,000 warrants at exercise prices ranging from $.75 to $2.50 per share to consultants performing investor relations activities. The Company recorded consulting expense of $11,000 in conjunction with the issuance of the warrants. As of December 31, 1999, there were outstanding warrants to purchase common stock at exercise prices from $.875 per share to $9.35 per share. The following is a summary of warrant activity for the two years ended December 31, 1999:

                                                        NUMBER OF    WEIGHTED AVERAGE
                                                         SHARES       EXERCISE PRICE
                                                        -----------------------------
Outstanding at January 1, 1998                           286,020           $6.46

Issued during 1998                                       350,000           $1.39
                                                        --------


Outstanding and exercisable at
   December 31, 1998                                     636,020           $3.67

Issued during 1999                                       600,132           $ .10
Expired during 1999                                     (300,000)          $1.42
Cancelled during 1999                                    (47,020)          $ .88

                                                        --------
Outstanding  and exercisable at
   December 31, 1999                                     889,132           $2.17
                                                        ========


10.  INCOME TAXES

Significant components of deferred tax assets and liabilities are as follows:

                                                   1999                 1998
                                               --------------------------------
Loss carryforwards                             $ 1,958,684          $ 2,007,167
Gain on NSI warrants                                    --             (260,100)
Stock options issued                               447,676              430,328
Valuation allowance provided                    (2,406,360)          (2,177,395)
                                               -----------          -----------
Net deferred tax liability                     $        --          $        --
                                               ===========          ===========

At December 31, 1999, the Company had unused NOL carryforwards for tax purposes of approximately $208,000, $320,000, $211,000, $711,000 $1,151,000 and 2,187,000
which expire in 2007, 2008, 2009, 2010, 2011 and 2012, respectively.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


10.  INCOME TAXES (CONTINUED)

At December 31, 1999, a full valuation allowance was recorded due to the lack of deferred tax liabilities, historical income and tax planning strategies.

The reconciliation of income tax computed at the statutory rate to the recorded tax provision (benefit) is:

                                                            1999           1998
                                                         ------------------------
           Tax provision (benefit) at statutory rate     $(196,654)     $(899,185)
           Benefit of state loss carryforward              (34,345)      (158,680)
           Permanent differences:
                Convertible discount and interest               --         73,525
                Other permanent                              2,034          4,071
           Valuation allowance provided                    228,965        980,269
                                                         ---------      ---------

           Total tax provision (benefit)                 $      --      $      --
                                                         =========      =========


11.  LEASES

The Company leases facilities and equipment under operating leases. Commitments for these leases approximate $12,000 for the year ending December 31, 2000. Rent expense for the years ended December 31, 1999 and 1998 was $51,000 and $48,000, respectively.

12.  PREFERRED STOCK ISSUANCE

In September 1998, OxyNet completed the sale of 500 shares of 8% Cumulative Convertible Preferred Shares (the "Shares") in a private offering, with net proceeds to OxyNet of $491,000. The net proceeds of $491,000 has been recorded as a minority interest in the accompanying financial statements. The Shares are entitled to cumulative dividends at the rate of 8% per annum payable in additional shares, and are convertible into common shares of OxyNet, Inc. on a one share for one share basis (subject to adjustments for dilution in certain events). The Shares were sold with a one time right to exchange them at their original stated value, plus accrued dividends, for common shares of NetMed, for a period of 30 days following a date which is 18 months from the date of issuance, at the then-prevailing market price of NetMed common shares (not to exceed $3.00 per share), if there has been no initial public offering for common shares of OxyNet. The 18 month period expired in March 2000 without a public offering having occurred, but holders of 350 of the OxyNet shares have agreed to extend the period for an additional 12 months. A holder of 50 preferred shares has notified the Company of the exercise of the exchange right, which will require the Company to issue the holder approximately 845,000 common shares.

NetMed is the parent of OxyNet. NetMed would own approximately 89.1% of OxyNet's outstanding common shares on a fully converted basis if the preferred shares are exchanged for OxyNet common stock.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


13.  SEGMENT REPORTING

The Company has adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." For 1998, the Company had determined that it had two reportable segments - the marketing of the PAPNET Testing System and the pursuit and development of other medical related technologies. In 1999, the Company had only one reportable segment, the development of Medical Technologies. All of the Company's business activities are conducted in the United States, and there is no reliance on foreign customers or suppliers.

The following table presents information about reported segment profit and loss and segment assets for the year ended December 31, 1998.

                                                     DEVELOPMENT OF
                                                        MEDICAL
                                          PAPNET      TECHNOLOGIES   CORPORATE       TOTAL
                                       ------------------------------------------------------
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

14.  GOING CONCERN

The Company has incurred losses of approximately $6.5 million over the past three years and has minimal net worth at December 31, 1999. The Company has been able to fund its operating losses to date through the receipt of royalty payments from NSI under the license agreement, the sale of its common stock of NSI, the sale of common stock, the sale of preferred stock of the OxyNet subsidiary, and the sale of convertible debentures. Many of these sources of funding are no longer available to the Company in amounts adequate to continue to fund operating losses at historic levels. The ability of the Company to reduce its operating expenses to a level that can be financed by existing cash and investments is therefore critical to the Company's ability to continue operating as a going concern.

The Company has the ability to reduce operating expenses significantly. The Company can also discontinue development efforts on the oxygen generation device. The Company will institute expense reduction measures as necessary to ensure the solvency of the Company throughout 2000.

                                  NETMED, INC.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1999

                                  EXHIBIT INDEX

                                  EXHIBIT INDEX

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

10.2       *        Sublease Agreement between OxyNet, Inc. and the Business
                    Technology Center, dated March 7, 1999.

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

10.5 Settlement Agreement and Mutual Release effective as of May 14, 1999, entered into by and among David J. Richards, the Company and OxyNet, Inc. (Previously filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999, and incorporated herein by reference.)

10.6       *        Settlement Agreement among the Registrant, Neuromedical
                    Systems, Inc. as debtor in possession, and the official committee of unsecured creditors Case No. 99-00703, United
                    States Bankruptcy Court, District of Delaware, dated October
                    29, 1999.

10.7       *        Intellectual Property Development and Ownership Agreement
                    among the Registrant, OxyNet, Inc. and MG Generon, Inc.
                    dated April 30, 1999.

10.8       *        Exclusive License Agreement among the Registrant, OxyNet,
                    Inc. and MG Generon, Inc., dated April 30, 1999.

10.9       *        Reimbursement and Security Agreement the Registrant,
                    OxyNet, Inc. and MG Generon, Inc., dated April 30, 1999.

10.10      *        Preferred Stock Redemption Agreement between the Registrant and the holders of the Registrant's 6% Convertible Preferred
                    Stock, dated April 20, 1999.

21         *        Subsidiaries of the Registrant

23         *        Consent of Ernst & Young LLP.

24         *        Powers of Attorney.

27         *        Financial Data Schedule.


*        Filed with this Report.