Form 10QSB
period 2000-03-31
NETMED INC
filed 2000-05-12
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,713,597 common shares, without par value, on May 9, 2000.

         Transitional Small Business Disclosure Format  YES     NO X
                                                           ---    ---

                                TABLE OF CONTENTS
                                -----------------

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Balance Sheet March 31, 2000                                                   1

                      Statements of Operations For the Three Months Ended
                           Ended March 31, 2000 and 1999                                             2

                      Statements of Cash Flows For the Three Months Ended
                           March 31, 2000 and 1999                                                   3

                      Notes to Financial Statements -
                           March 31, 2000                                                            4

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                           6

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                 7

         Item 2.  Changes in Securities.                                                            N/A

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              N/A

         Item 5.  Other Information.                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                  8

         Signatures                                                                                  8

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  NETMED, INC.
                                  Balance Sheet

                                                                   March 31, 2000
                                                                    (Unaudited)
                                                                   --------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $   437,394
   Prepaid assets                                                        18,008
                                                                    -----------
Total current assets                                                    455,402

Furniture and equipment (net of
    accumulated depreciation)                                            25,967
License (net of accumulated
    amortization)                                                       272,617
Deposits and other assets                                                29,411
                                                                    -----------
Total assets                                                        $   783,397
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $    61,212
   Accrued expenses                                                      10,779
   Other liabilities                                                     62,445
                                                                    -----------
Total current liabilities                                               134,436

Preferred stock of subsidiary                                           441,000

Stockholders' equity:
   Common stock                                                       8,188,278
   Retained deficit                                                  (7,980,317)
                                                                    -----------
Total stockholders' equity                                              207,961
                                                                    -----------
Total liabilities and stockholders' equity                          $   783,397
                                                                    ===========

See accompanying notes.

                                  NETMED, INC.
                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                     2000            1999
                                                -----------------------------
Royalty revenue                                 $        --       $        --

Operating expenses:
Selling, general and administrative                 179,380           262,680
Business development                                 32,184            63,915
                                                -----------       -----------
Total operating expense                             211,564           326,595
                                                -----------       -----------
Operating loss                                     (211,564)         (326,595)

Other income (expense):
Interest income                                       3,992             6,942
Interest expense                                         --            (4,965)
Gain (loss) on available-
          for-sale securities                        67,210          (379,714)
                                                -----------       -----------
Total other income (expense)                         71,202          (377,737)
                                                -----------       -----------
Loss before minority interest                      (140,362)         (704,332)

Minority interest                                     9,667            (4,462)
                                                -----------       -----------
Net loss                                           (150,029)         (708,974)

Preferred dividend                                       --           504,060
                                                -----------       -----------
Net loss applicable to
    common stockholders                         $  (150,029)      $(1,213,034)
                                                ===========       ===========

Net loss per share-basic and diluted                 ($0.01)           ($0.10)
                                                ===========       ===========

Shares used in computation                       13,128,842        12,220,505
                                                ===========       ===========

See accompanying notes.

                                  NETMED, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            2000          1999
                                                         ------------------------

OPERATING ACTIVITIES
Net loss                                                 $(150,029)     $(708,974)
Adjustments to reconcile net loss to net
   cash provided by (used for) operating activities:
     Depreciation and amortization                           8,768         13,244
     Minority interest                                          --          4,642
     (Gain) loss on available-for-sale securities          (51,759)       379,714
     Deferred compensation                                  37,812          5,063
     Write off NSI note receivable                              --          6,757
     Changes in operating assets and liabilities:
        Accounts receivable                                     --         29,332
        Prepaid assets                                       7,200          7,200
        Deposits                                           (25,000)            --
        Accounts payable                                    12,601         53,386
        Accrued expenses and other liabilities               9,804         15,356
                                                         ---------      ---------
Net cash used in operating activities                     (150,603)      (194,280)
                                                         ---------      ---------

INVESTING ACTIVITIES
Sale of TriPath Stock                                      171,759             --
                                                         ---------      ---------
Net cash provided by investing activities                  171,759             --
                                                         ---------      ---------

Net increase (decrease) in cash                             21,156       (194,280)

Cash and cash equivalents at beginning of period           416,238        513,712
                                                         ---------      ---------
Cash and cash equivalents at end of period               $ 437,394      $ 319,432
                                                         =========      =========

See accompanying notes.

                                  NETMED, INC.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of NetMed, Inc. (the "Company" or "NetMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B, and include the results of operations of OxyNet, Inc. ("OxyNet"), a 89.7% owned subsidiary beginning April 3, 1998. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

NOTE C - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. During the first quarter of 2000 and 1999, total comprehensive loss amounted to ($133,154) and ($347,713), respectively.

NOTE D - NSI CONTINGENCY

On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On December 5, 1999 the United States Bankruptcy Court for the District of Delaware approved a settlement agreement among NetMed, NSI, and the official committee of unsecured creditors in the NSI's pending Chapter 11 bankruptcy reorganization. The settlement agreement provided for the settlement and release of NetMed's claims in exchange for 175,000 shares of common stock of Tripath Imaging, Inc ("TriPath"), and the allowance in the bankruptcy proceeding of an unsecured claim by NetMed in the amount of $1.5 million. The 175,000 TriPath shares were issued to the Company in late December, 1999.

On April 17, 2000, the United States Bankruptcy Court for the District of Delaware approved a further distribution with respect to the balance of the Company's allowed claim, in the amount of $330,000 plus 127,500 shares of common stock of TriPath. Although the Company may receive further distributions in respect of its allowed claim, it is unable to predict the amount and timing of any additional payments it may ultimately receive. However, it does not expect that such additional payments will be substantial. As a result of receiving this settlement, the company owes the former convertible preferred shareholders $100,000 (see Note B).

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

NOTE F - PREFERRED STOCK ISSUANCE

In September 1998, OxyNet completed the sale of 500 shares of 8% Cumulative Convertible Preferred Shares (the "Shares") in a private offering, with net proceeds to OxyNet of $491,000. The net proceeds of $491,000 has been recorded as a minority interest in the accompanying financial statements. The Shares are entitled to cumulative dividends at the rate of 8% per annum payable in additional shares, and are convertible into common shares of OxyNet, Inc. on a one share for one share basis (subject to adjustments for dilution in certain events). The Shares were sold with a one time right to exchange them at their original stated value, plus accrued dividends, for common shares of NetMed, for a period of 30 days following a date which is 18 months from the date of issuance, at the then-prevailing market price of NetMed common shares (not to exceed $3.00 per share), if there has been no initial public offering for common shares of OxyNet. The 18 month period expired in March 2000 without a public offering having occurred, but holders of 350 of the OxyNet shares have agreed to extend the period for an additional 12 months. A holder of 50 preferred shares notified the Company of the exercise of the exchange right, which required the Company to issue the holder 844,646 common shares of NetMed common stock.

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

         Prior to March 26, 1999, the Company was also in the business of marketing of the PAPNET(R) Testing System, an automated cervical cancer screening product of Neuromedical Systems, Inc. ("NSI"). The Company marketed the PAPNET(R) Testing System in a five state area under license from NSI. On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. In connection with its Chapter 11 filing, the Company terminated the majority of its U.S. workforce and agreed to sell its intellectual property and related assets to AutoCyte, Inc. (now TriPath Imaging, Inc.), for $4,000,000 in cash and 1.4 million shares of AutoCyte common stock. As of May 6, 1999, NSI, as debtor in possession, rejected the Company's license and the Bankruptcy Court confirmed the rejection over the Company's objection. As a result, the Company became an unsecured creditor of NSI with a breach of contract claim for the termination of the license (see Note D).

         This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item I of the Company's 1999 Form 10-KSB as filed with the United States Securities and Exchange Commission, File No. 1-12529, in the section titled "Business Risks."

PLAN OF OPERATION

         The Company plans to continue the development of an oxygen concentrator for the home health care market. The Company may also seek a partner or partners for joint development, manufacturing, distribution, or marketing of the oxygen concentrator. The Company does not plan to incur more than $400,000 in development expenses for this product in the next year.

         The Company also plans to continue its joint effort with MG Generon, Inc. to develop a device that will use the Company's oxygen separation technology to produce highly concentrated nitrogen from gas mixtures through the removal of oxygen from such mixtures. The terms of the joint development agreement call for the Company to work as a consultant to MG Generon in this effort. The Company does not expect to make significant expenditures in the coming year to support this project.

         The Company is also evaluating other technologies to joint venture, acquire or develop. If the Company decides to pursue any of these technologies, it may need to raise additional capital to support the development, manufacturing, distribution, or marketing of these technologies.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date primarily by the sale of NSI common stock owned by the Company, the sale of TriPath common stock, the sale of Common Shares, the sale of the convertible debentures and the joint development agreement with MG Generon. The Company's combined cash and cash equivalents totaled $437,000 at March 31, 2000, an increase of $21,000 from December 31, 1999.

         Cash used in the Company's operations was $151,000 for the three months ended March 31, 2000 versus $194,000 used in the same period of 1999. The Company is a development company and anticipates that its cash requirements will be substantial for the immediate future and believes that it will be necessary to raise additional capital in order to complete the development of the OxyNet device and continue funding the negative cash flow from operations.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this release which relate to other than strictly historical facts, including statements about the Company's plans and strategies, as well as management's expectations about new and existing products, technologies and opportunities, market growth, demand for and acceptance of new and existing products (including the PAPNET Testing System and the OxyNet oxygen concentration device), are forward looking statements. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but are not limited to, the Company's ability to successfully commercialize any products using the ceramic oxygen technology, continuing losses from operations and negative cash flow, the challenges of research and development of new products, and other risks detailed in the Company's most recent Annual Report on Form 10-KSB and other Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements.


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

         On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On December 5, 1999 the United States Bankruptcy Court for the District of Delaware approved a settlement agreement among NetMed, NSI, and the official committee of unsecured creditors in the NSI's pending Chapter 11 bankruptcy reorganization. The settlement agreement provided for the settlement and release of NetMed's claims in exchange for 175,000 shares of common stock of TriPath Imaging, Inc. ("TriPath"), and the allowance in the bankruptcy proceeding of an unsecured claim by NetMed in the amount of $1.5 million. The 175,000 TriPath shares were issued to the Company in late December, 1999.

         On April 17, 2000, the United States Bankruptcy Court for the District of Delaware approved a further distribution with respect to the balance of the Company's allowed claim, in the amount of $330,000 plus 127,500 shares of common stock of TriPath. Although the Company may receive further distributions in respect of its allowed claim, it is unable to predict the amount and timing of any additional payments it may ultimately receive. However, it does not expect that such additional payments will be substantial. As a result of receiving this settlement, the company owes the former convertible preferred shareholders $100,000 (see Note B).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

        Exhibit                       Exhibit Description
        -------                       -------------------


          27                          Financial Data Schedule.


         (b) REPORTS ON FORM 8-K.

             The Company did not file any reports on Form 8-K during the period for which this report is filed.


                                    SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended March 31, 2000 to be signed on its behalf by the undersigned, thereto duly authorized.



                              By: /s/ Kenneth B. Leachman
                                 -----------------------------------------------
                                 Kenneth B. Leachman, Vice President of Finance*

Dated: May 10, 2000

* In his capacity as Vice President of Finance, Mr. Leachman is the Registrant's principal financial officer.

                                  EXHIBIT INDEX

EXHIBIT                 EXHIBIT                           EXHIBIT INDEX
NUMBER                DESCRIPTION                          PAGE NUMBER
------                -----------                          -----------

  27                  Financial Data Schedule.