Form 10QSB
period 2000-06-30
NETMED INC
filed 2000-08-14
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,713,597 common shares, without par value, on August 11, 2000.

         Transitional Small Business Disclosure Format  YES      NO  X
                                                            ---     ---

                                      TABLE OF CONTENTS
                                      -----------------

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Consolidated Balance Sheet June 30, 2000                                       1

                      Consolidated Statements of Operations for the Three Months Ended
                           and the Six Months Ended June 30, 2000 and 1999                           2

                      Consolidated Statements of Cash Flows for the Six Months Ended
                           June 30, 2000 and 1999                                                    3

                      Notes to Consolidated  Financial Statements -
                           June 30, 2000                                                             4

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                           6

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                 7

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                  NETMED, INC.
                           Consolidated Balance Sheet

                                                                   June 30, 2000
                                                                    (Unaudited)
                                                                   -------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $   622,119
   Prepaid assets                                                        15,608
                                                                    -----------
Total current assets                                                    637,727

Available-for-sale securities                                           784,922
Furniture and equipment (net of
    accumulated depreciation)                                            22,835
License (net of accumulated
    amortization)                                                       267,256
Deposits and other assets                                                29,411
                                                                    -----------
Total assets                                                        $ 1,742,151
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $     8,695
   Accrued expenses                                                      10,779
   Other liabilities                                                    186,969
                                                                    -----------
Total current liabilities                                               206,443

Preferred stock of subsidiary                                           441,000

Stockholders' equity:
   Common stock                                                       8,069,273
   Unrealized gain on available-
       for-sale securities                                               71,719
   Retained deficit                                                  (7,046,284)
                                                                    -----------
Total stockholders' equity                                            1,094,708
                                                                    -----------
Total liabilities and stockholders' equity                          $ 1,742,151
                                                                    ===========

See accompanying notes.

                                                       NETMED, INC.
                                             Consolidated Statements of Operations
                                                       (Unaudited)

                                                      Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                       2000            1999             2000             1999
                                                  ----------------------------      ----------------------------
Royalty revenue                                   $        --      $        --      $        --      $        --

Operating expenses:
Selling, general and administrative                    66,076          331,419          245,456          594,098
Business development                                   25,123           36,938           57,307          100,853
                                                  --------------------------------------------------------------
Total operating expense                                91,199          368,357          302,763          694,951
                                                  --------------------------------------------------------------

Operating loss                                        (91,199)        (368,357)        (302,763)        (694,951)

Other income (expense):
Interest income                                         7,028              607           11,020            7,549
Interest expense                                           --               --               --           (4,965)
Gain from NSI bankruptcy                            1,043,203               --        1,043,203               --
Gain (loss) on available-for-
        sale securities                                    --           (6,151)          67,210         (385,865)
                                                  --------------------------------------------------------------
Total other income (expense)                        1,050,231           (5,544)       1,121,433         (383,281)
                                                  --------------------------------------------------------------
Income (loss) before minority interest                959,032         (373,901)         818,670       (1,078,232)

Minority interest                                      (9,000)          (5,290)         (18,667)          (9,932)
                                                  --------------------------------------------------------------
Net income (loss) before taxes                        950,032         (379,191)         800,003       (1,088,164)

Income tax expense                                     16,000               --           16,000               --
                                                  --------------------------------------------------------------
Net income (loss)                                     934,032         (379,191)         784,003       (1,088,164)

Preferred dividend                                         --           (5,845)              --         (509,905)
(Loss) gain on redemption of
         preferred stock                             (100,000)       1,252,142         (100,000)       1,252,142
                                                  --------------------------------------------------------------


Net income (loss) applicable to
     common stockholders                          $   834,032      $   867,106      $   684,003      $  (345,927)
                                                  ==============================================================

Net income (loss) per share-basic and diluted     $      0.06      $      0.07      $      0.05      $     (0.03)
                                                  ==============================================================

Shares used in computation - basic                 13,713,597       12,868,951       13,421,220       12,546,519
                                                  ==============================================================
Shares used in computation - dilutive              13,979,668       12,868,951       13,687,291       12,546,519
                                                  ==============================================================


                                    NETMED, INC.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                              ----------------
                                                          2000              1999
                                                        ---------------------------
OPERATING ACTIVITIES
Net income (loss)                                       $ 784,003       $(1,088,164)
Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
     Depreciation and amortization                         17,260            26,498
     Minority interest                                     18,667             9,932
     (Gain) loss on available-for-sale securities         (51,759)          385,865
     Deferred compensation                                 18,807            17,777
     (Gain) on stock received from bankruptcy            (713,203)               --
     Write off NSI note receivable                             --             6,757
     Warrants issued to former officer                         --            24,300
     Changes in operating assets and liabilities:
        Accounts receivable                                    --            30,000
        Prepaid assets                                      9,600            11,600
        Deposits                                          (25,000)               --
        Accounts payable                                  (39,916)          137,040
        Accrued expenses and other liabilities             15,663            (2,765)
                                                        ---------------------------
Net cash used in operating activities                      34,122          (441,160)
                                                        ---------------------------

INVESTING ACTIVITIES
Proceeds from joint development partner                        --           250,000
Sale of TriPath Stock                                     171,759                --
                                                        ---------------------------
Net cash provided by investing activities                 171,759           250,000
                                                        ---------------------------

FINANCING ACTIVITIES
Redemption of preferred stock                                  --          (125,000)
                                                        ---------------------------
Net cash used by financing activities                          --          (125,000)
                                                        ---------------------------

Net increase (decrease) in cash                           205,881          (316,160)

Cash and cash equivalents at beginning of period          416,238           513,712
                                                        ---------------------------
Cash and cash equivalents at end of period              $ 622,119       $   197,552
                                                        ===========================

See accompanying notes.

                                  NETMED, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of NetMed, Inc. (the "Company" or "NetMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B, and include the results of operations of OxyNet, Inc. ("OxyNet"), a 89.7% owned subsidiary beginning April 3, 1998. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

In May 1999, the Company redeemed the remaining outstanding Preferred Stock (with an aggregate stated value and accrued dividends of $1,388,521) for an immediate payment of $125,000 and 400 shares of OxyNet, Inc. common stock owned by the Company. In addition, the Company agreed to pay as additional consideration fifty percent (50%) of any net cash proceeds received by the Company in respect of claims of the Company allowed in the Chapter 11 reorganization proceedings of Neuromedical Systems, Inc., pending in the United States Bankruptcy Court for the District of Delaware, but with the maximum amount of such additional consideration payable capped at $100,000.

NOTE C - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. For the quarter ended June 30, 2000 and 1999, total comprehensive income (loss) amounted to $1,005,751 and ($104,890), respectively. For the six months ended June 30, 2000 and 1999 total comprehensive income (loss) was $855,762 and ($452,603), respectively.

NOTE D - NSI BANKRUPTCY

On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On December 5, 1999 the United States Bankruptcy Court for the District of Delaware approved a settlement agreement among NetMed, NSI, and the official committee of unsecured creditors in NSI's pending Chapter 11 bankruptcy reorganization. The settlement agreement provided for the settlement and release of NetMed's claims in exchange for 175,000 shares of common stock of Tripath Imaging, Inc ("TriPath"), and the allowance in the bankruptcy proceeding of an unsecured claim by NetMed in the amount of $1.5 million. The 175,000 TriPath shares were issued to the Company in late December, 1999.

On April 17, 2000, the United States Bankruptcy Court for the District of Delaware approved a further distribution with respect to the balance of the Company's allowed claim, in the amount of $330,000 plus 127,500 shares of common stock of TriPath. For the quarter ended June 30, 2000, the Company recorded income of $1,043,203 from the bankruptcy settlement. Although the Company may receive further distributions in respect of its allowed claim, it is unable to predict the amount and timing of any additional payments it may ultimately receive. However, it does not expect that such additional payments will be substantial. As a result of receiving this settlement, the Company has recorded $100,000 an as adjustment to the gain on redemption of preferred stock to reflect the additional liability owed the former convertible preferred shareholders (see Note B).

NOTE E - LITIGATION

On March 1, 1999, the Company and OxyNet commenced a lawsuit in the Common Pleas Court of Franklin County, Ohio against Ceram and its principals over Ceram's purported termination of the license for the ceramic oxygen generation technology, as well as over other issues, including whether oxygen "scrubbing" applications are included in the scope of the license and whether minimum royalties are payable prior to the manufacture or sale of products incorporating the technology, and asserting claims for damages for fraud and negligent misrepresentation. On March 3, 1999, the Company and OxyNet obtained a temporary restraining order prohibiting Ceram from taking any action to terminate the license or that otherwise is inconsistent with the rights of the Company under the license. On March 24, 1999, the court issued a decision finding that the license had not been terminated and granting a preliminary and permanent injunction against Ceram from taking any action inconsistent with the Company's rights under the license. On June 22, 2000, the Court granted the Company's motion for partial summary judgment that no minimum royalties are payable to Ceram prior to the sale of products incorporating the licensed technology, and granted Ceram's motion for partial summary judgment that Ceram retained a right to use the licensed technology for oxygen sensor and fuel cell applications. While the Company is confident that it will prevail in any appeal from the Court's decisions concerning license termination and minimum royalty obligations, and that its remaining claims will be found meritorious, it is unable to predict the ultimate outcome of the litigation. The Company expects that the remaining issues in the case will be tried in October, 2000.


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

         Prior to March 26, 1999, the Company was also in the business of marketing the PAPNET(R) Testing System, an automated cervical cancer screening product of Neuromedical Systems, Inc. ("NSI"). The Company marketed the PAPNET(R) Testing System in a five state area under license from NSI. On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. In connection with its Chapter 11 filing, NSI terminated the majority of its U.S. workforce and agreed to sell its intellectual property and related assets to AutoCyte, Inc. (now TriPath Imaging, Inc.), for $4,000,000 in cash and 1.4 million shares of AutoCyte common stock. As of May 6, 1999, NSI, as debtor in possession, rejected the Company's license and the Bankruptcy Court confirmed the rejection over the Company's objection. As a result, the Company became an unsecured creditor of NSI with a breach of contract claim for the termination of the license (see Note D).

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date primarily by the sale of NSI common stock owned by the Company, proceeds from the NSI bankruptcy, the sale of Common Shares, the sale of the convertible debentures and the joint development agreement with MG Generon. The Company's combined cash and cash equivalents totaled $622,000 at June 30, 2000, an increase of $206,000 from December 31, 1999.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 1, 1999, the Company and OxyNet commenced a lawsuit in the Common Pleas Court of Franklin County, Ohio against Ceram and its principals over Ceram's purported termination of the license for the ceramic oxygen generation technology, as well as over other issues, including whether oxygen "scrubbing" applications are included in the scope of the license and whether minimum royalties are payable prior to the manufacture or sale of products incorporating the technology, and asserting claims for damages for fraud and negligent misrepresentation. On March 3, 1999, the Company and OxyNet obtained a temporary restraining order prohibiting Ceram from taking any action to terminate the license or that otherwise is inconsistent with the rights of the Company under the license. On March 24, 1999, the court issued a decision finding that the license had not been terminated and granting a preliminary and permanent injunction against Ceram from taking any action inconsistent with the Company's rights under the license. . On June 22, 2000, the Court granted the Company's motion for partial summary judgment that no minimum royalties are payable to Ceram prior to the sale of products incorporating the licensed technology, and granted Ceram's motion for partial summary judgment that Ceram retained a right to use the licensed technology for oxygen sensor and fuel cell applications. While the Company is confident that it will prevail in any appeal from the Court's decisions concerning license termination and minimum royalty obligations, and that its remaining claims will be found meritorious, it is unable to predict the ultimate outcome of the litigation. The Company expects that the remaining issues in the case will be tried in October, 2000.
         .

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

         On April 17, 2000, the United States Bankruptcy Court for the District of Delaware approved a further distribution with respect to the balance of the Company's allowed claim, in the amount of $330,000 plus 127,500 shares of common stock of TriPath. Although the Company may receive further distributions in respect of its allowed claim, it is unable to predict the amount and timing of any additional payments it may ultimately receive. However, it does not expect that such additional payments will be substantial. As a result of receiving this settlement, the company owes the former convertible preferred shareholders $100,000 (see Notes B and D).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

       Exhibit           Exhibit Description
       -------           -------------------

          27             Financial Data Schedule.


         (b)      REPORTS ON FORM 8-K.

             The Company did not file any reports on Form 8-K during the period for which this report is filed.


                                    SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended June 30, 2000 to be signed on its behalf by the undersigned, thereto duly authorized.




                                              By:/s/ Kenneth B. Leachman
                                                 -------------------------------
                                                     Kenneth B. Leachman,
                                                     Vice President of Finance*


         Dated: August 11, 2000


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