Form 10QSB
period 2000-09-30
NETMED INC
filed 2000-11-07
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,713,597 common shares, without par value, on November 6,2000.

         Transitional Small Business Disclosure Format    YES    NO X
                                                             ---   ---

                                          TABLE OF CONTENTS
                                          -----------------

                                                                                           PAGE NO.
                                                                                           --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Consolidated Balance Sheet September 30, 2000                            1

                      Consolidated Statements of Operations for the Three Months Ended
                           and the Nine Months Ended September 30, 2000 and 1999               2

                      Consolidated Statements of Cash Flows for the Nine Months Ended
                           September 30, 2000 and 1999                                         3

                      Notes to Consolidated  Financial Statements -
                           September 30, 2000                                                  4

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                     6

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                           7

         Item 2.  Changes in Securities.                                                      N/A

         Item 3.  Defaults Upon Senior Securities.                                            N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                        N/A

         Item 5.  Other Information.                                                          N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                            8

         Signatures                                                                            9

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         NETMED, INC.
                  Consolidated Balance Sheet


                                            September 30, 2000
                                               (Unaudited)
                                               -----------
ASSETS
Current assets:
   Cash and cash equivalents                  $   654,085
   Accounts receivable                              9,203
   Prepaid assets                                   6,243
                                              -----------
Total current assets                              669,531

Available-for-sale securities                     682,500
Furniture and equipment (net of
    accumulated depreciation)                      19,704
License (net of accumulated
    amortization)                                 261,894
Deposits and other assets                          29,411
                                              -----------
Total assets                                  $ 1,663,040
                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                           $    21,574
   Accrued expenses                                10,779
   Other liabilities                               19,829
                                              -----------
Total current liabilities                          52,182

Preferred stock of subsidiary                     515,735

Stockholders' equity:
   Common stock                                 8,072,201
   Unrealized gain on available-
       for-sale securities                        137,109
   Retained deficit                            (7,114,187)
                                              -----------
Total stockholders' equity                      1,095,123
                                              -----------
Total liabilities and stockholders' equity    $ 1,663,040
                                              ===========

See accompanying notes.

                                                 NETMED, INC.
                                    Consolidated Statements of Operations
                                                 (Unaudited)

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                                   2000            1999             2000          1999
                                              ----------------------------      --------------------------
Royalty  revenue                              $       -        $       -        $       -      $       -

Operating expenses:
Selling, general and administrative                99,878          266,530          345,335        860,628
Business development                               24,275           27,258           81,582        128,111
                                              ------------------------------------------------------------
Total operating expense                           124,153          293,788          426,917        988,739
                                              ------------------------------------------------------------

Operating loss                                   (124,153)        (293,788)        (426,917)      (988,739)

Other income (expense):
Interest income                                     7,050            2,690           18,070         10,239
Interest expense                                      -                -                -           (4,965)
Gain from NSI bankruptcy                              -                -          1,043,203            -
Gain (loss) on available-for-
        sale securities                            57,200              -            124,410       (385,865)
                                              ------------------------------------------------------------
Total other income (expense)                       64,250            2,690        1,185,683       (380,591)
                                              ------------------------------------------------------------
(Loss) income before minority interest            (59,903)        (291,068)         758,766     (1,369,330)

Minority interest                                  (9,000)          (2,399)         (27,667)       (12,331)
                                              ------------------------------------------------------------
Net (loss) income before taxes                    (68,903)        (293,497)         731,099     (1,381,661)

Income tax (benefit) expense                       (1,000)             -             15,000            -
                                              ------------------------------------------------------------
Net (loss) income                                 (67,903)        (293,497)         716,099     (1,381,661)

Preferred dividend                                    -                -                -         (509,905)
(Loss) gain on redemption of
         preferred stock                              -                -           (100,000)     1,252,142
                                              ------------------------------------------------------------


Net (loss) income applicable to
     common stockholders                      $   (67,903)     $  (293,497)     $   616,099    $  (639,424)
                                              ============================================================

Net (loss) income per share-basic             $     (0.01)     $     (0.02)     $      0.05    $     (0.05)
                                              ============================================================

Net (loss) income per share-diluted           $     (0.01)     $     (0.02)     $      0.03    $     (0.05)
                                              ============================================================

Shares used in computation - basic             13,713,597       12,868,951       13,519,390     12,655,178
                                              ============================================================

Shares used in computation - diluted           13,713,597       12,868,951       20,491,948     12,655,178
                                              ============================================================

                                  NETMED, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                                -------------
                                                            2000           1999
                                                         --------------------------
OPERATING ACTIVITIES
Net income (loss)                                        $ 716,099      $(1,381,661)
Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
     Depreciation and amortization                          25,754           39,766
     Minority interest                                      27,667           12,331
     (Gain) loss on available-for-sale securities         (108,960)         385,865
     Deferred compensation                                  21,736           30,491
     (Gain) on stock received from bankruptcy             (713,203)             -
     Write off NSI note receivable                             -              6,757
     Warrants issued to former officer                         -             24,300
     Changes in operating assets and liabilities:
        Accounts receivable                                 (9,203)          30,000
        Prepaid assets                                      18,965           21,600
        Deposits                                           (25,000)          (2,871)
        Accounts payable                                   (27,037)         298,546
        Accrued expenses and other liabilities              14,257            5,480
                                                         --------------------------
Net cash used in operating activities                      (58,925)        (529,396)
                                                         --------------------------

INVESTING ACTIVITIES
Proceeds from joint development partner                        -            250,000
Sale of TriPath Stock                                      396,772             -
                                                         --------------------------
Net cash provided by investing activities                  396,772          250,000
                                                         --------------------------

FINANCING ACTIVITIES
Redemption of preferred stock                             (100,000)        (125,000)
                                                         --------------------------
Net cash used by financing activities                     (100,000)        (125,000)
                                                         --------------------------

Net increase (decrease) in cash                            237,847         (404,396)

Cash and cash equivalents at beginning of period           416,238          513,712
                                                         --------------------------
Cash and cash equivalents at end of period               $ 654,085      $   109,316
                                                         ==========================


See accompanying notes.

                                  NETMED, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of NetMed, Inc. (the "Company" or "NetMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B, and include the results of operations of OxyNet, Inc. ("OxyNet"), a 89.7% owned subsidiary beginning April 3, 1998. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

In May 1999, the Company redeemed the remaining outstanding Preferred Stock (with an aggregate stated value and accrued dividends of $1,388,521) for an immediate payment of $125,000 and 400 shares of OxyNet, Inc. common stock owned by the Company. In addition, the Company agreed to pay as additional consideration fifty percent (50%) of any net cash proceeds received by the Company in respect of claims of the Company allowed in the Chapter 11 reorganization proceedings of Neuromedical Systems, Inc., pending in the United States Bankruptcy Court for the District of Delaware, but with the maximum amount of such additional consideration payable capped at $100,000. The final payment of $100,000 was made during the three months ended September 30, 2000.

NOTE C - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. For the quarter ended September 30, 2000 and 1999, total comprehensive (loss) amounted to ($2,513) and ($293,497), respectively. For the nine months ended September 30, 2000 and 1999 total comprehensive income (loss) was $853,209 and ($1,020,400), respectively.

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

On April 17, 2000, the United States Bankruptcy Court for the District of Delaware approved a further distribution with respect to the balance of the Company's allowed claim, in the amount of $330,000 plus 127,500 shares of common stock of TriPath. For the nine months ended September 30, 2000, the Company recorded income of $1,043,203 from the bankruptcy settlement. Although the Company may receive further distributions in respect of its allowed claim, it is unable to predict the amount and timing of any additional payments it may ultimately receive. However, it does not expect that such additional payments will be substantial. As a result of receiving this settlement, the Company has recorded $100,000 an as adjustment to the gain on redemption of preferred stock to reflect the additional liability owed the former convertible preferred shareholders (see Note B).

NOTE E - LITIGATION

On March 1, 1999, the Company and OxyNet commenced a lawsuit in the Common Pleas Court of Franklin County, Ohio against Ceram and its principals over Ceram's purported termination of the license for the ceramic oxygen generation technology, as well as over other issues, including whether oxygen "scrubbing" applications are included in the scope of the license and whether minimum royalties are payable prior to the manufacture or sale of products incorporating the technology, and asserting claims for damages for fraud and negligent misrepresentation. On March 3, 1999, the Company and OxyNet obtained a temporary restraining order prohibiting Ceram from taking any action to terminate the license or that otherwise is inconsistent with the rights of the Company under the license. On March 24, 1999, the court issued a decision finding that the license had not been terminated and granting a preliminary and permanent injunction against Ceram from taking any action inconsistent with the Company's rights under the license. On June 22, 2000, the Court granted the Company's motion for partial summary judgment that no minimum royalties are payable to Ceram prior to the sale of products incorporating the licensed technology, and granted Ceram's motion for partial summary judgment that Ceram retained a right to use the licensed technology for oxygen sensor and fuel cell applications. While the Company is confident that it will prevail in any appeal from the Court's decisions concerning license termination and minimum royalty obligations, and that its remaining claims will be found meritorious, it is unable to predict the ultimate outcome of the litigation. The Company expects that the remaining issues in the case will be tried by the end of the first quarter 2001.

NOTE F - PREFERRED STOCK ISSUANCE

In September 1998, OxyNet completed the sale of 500 shares of 8% Cumulative Convertible Preferred Shares (the "Shares") in a private offering, with net proceeds to OxyNet of $491,000. The net proceeds of $491,000 was recorded as a minority interest in the accompanying financial statements. The Shares are entitled to cumulative dividends at the rate of 8% per annum payable in additional shares, and are convertible into common shares of OxyNet, Inc. on a one share for one share basis (subject to adjustments for dilution in certain events). The Shares were sold with a one time right to exchange them at their original stated value, plus accrued dividends, for common shares of NetMed, for a period of 30 days following a date which is 18 months from the date of issuance, at the then-prevailing market price of NetMed common shares (not to exceed $3.00 per share), if there has been no initial public offering for common shares of OxyNet. The 18 month period expired in March 2000 without a public offering having occurred, but holders of 350 of the OxyNet shares have agreed to extend the period for an additional 12 months. A holder of 50 preferred shares notified the Company of the exercise of the exchange right, which required the Company to issue the holder 844,646 common shares of NetMed common stock.

NOTE G - INCOME TAXES

Due to the availability of net operating loss carryforwards, the tax provision relates solely to estimated amounts under the alternative minimum tax.

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

PLAN OF OPERATION

The Company plans to continue the development of an oxygen concentrator for the home health care market. Although the Company has successfully demonstrated a protoype concentrator unit yielding oxygen flow rates of over 1 liter per minute, the Company anticipates that substantial additional development effort and expenditures will be required before commercialization can be realized. The Company currently lacks sufficient resources to complete this effort. Consequently, it is the Company's intention to seek a partner or partners to assist in further development of this product, as well as in eventual manufacturing, distribution, and marketing, should development efforts yield a commercially viable product. The Company does not plan to incur more than $400,000 in development expenses for this product in 2001.

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

The Company is also evaluating other businesses and technologies to joint venture, acquire or develop. If the Company decides to pursue any of these, it may need to raise additional capital.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily by the sale of NSI common stock owned by the Company, proceeds from the NSI bankruptcy, the sale of Common Shares, the sale of the convertible debentures and the joint development agreement with MG Generon. The Company's combined cash and cash equivalents totaled $654,000 at September 30, 2000, an increase of $238,000 from December 31, 1999.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this report which relate to other than strictly historical facts, including statements about the Company's plans and strategies, as well as management's expectations about new and existing products, technologies and opportunities, market growth, demand for and acceptance of new and existing products (including the PAPNET Testing System and the OxyNet oxygen concentration device), are forward looking statements. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but are not limited to, the Company's ability to successfully commercialize any products using the ceramic oxygen technology, continuing losses from operations and negative cash flow, the challenges of research and development of new products, and other risks detailed in the Company's most recent Annual Report on Form 10-KSB and other Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


On March 1, 1999, the Company and OxyNet commenced a lawsuit in the Common Pleas Court of Franklin County, Ohio against Ceram and its principals over Ceram's purported termination of the license for the ceramic oxygen generation technology, as well as over other issues, including whether oxygen "scrubbing" applications are included in the scope of the license and whether minimum royalties are payable prior to the manufacture or sale of products incorporating the technology, and asserting claims for damages for fraud and negligent misrepresentation. On March 3, 1999, the Company and OxyNet obtained a temporary restraining order prohibiting Ceram from taking any action to terminate the license or that otherwise is inconsistent with the rights of the Company under the license. On March 24, 1999, the court issued a decision finding that the license had not been terminated and granting a preliminary and permanent injunction against Ceram from taking any action inconsistent with the Company's rights under the license. On June 22, 2000, the Court granted the Company's motion for partial summary judgment that no minimum royalties are payable to Ceram prior to the sale of products incorporating the licensed technology, and granted Ceram's motion for partial summary judgment that Ceram retained a right to use the licensed technology for oxygen sensor and fuel cell applications. While the Company is confident that it will prevail in any appeal from the Court's decisions concerning license termination and minimum royalty obligations, and that its remaining claims will be found meritorious, it is unable to predict the ultimate outcome of the litigation. The Company expects that the remaining issues in the case will be tried by the end of the first quarter 2001.

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

On April 17, 2000, the United States Bankruptcy Court for the District of Delaware approved a further distribution with respect to the balance of the Company's allowed claim, in the amount of $330,000 plus 127,500 shares of common stock of TriPath. Although the Company may receive further distributions in respect of its allowed claim, it is unable to predict the amount and timing of any additional payments it may ultimately receive. However, it does not expect that such additional payments will be substantial. As a result of receiving this settlement, the company owed the former convertible preferred shareholders $100,000, which was paid during the three months ended September 30, 2000 (see Notes B and D to the Consolidated Financial Statements).


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



                                    SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended September 30, 2000 to be signed on its behalf by the undersigned, thereto duly authorized.



                                              By: /s/ Kenneth B. Leachman
                                              ---------------------------------
                                                  Kenneth B. Leachman,
                                                    Vice President of Finance*

         Dated: November 6, 2000


         * In his capacity as Vice President of Finance, Mr. Leachman is the Registrant's principal financial officer, and is authorized by the Registrant to sign this report.

                                  EXHIBIT INDEX

         EXHIBIT            EXHIBIT                          EXHIBIT INDEX
         NUMBER           DESCRIPTION                        PAGE NUMBER
         ------           -----------                        -----------

           27             Financial Data Schedule.