Form 10KSB
period 2000-12-31
NETMED INC
filed 2001-03-29
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2000

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

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The registrant had no revenues for the fiscal year ended December 31, 2000.

        The aggregate market value of the registrant's common equity held by non-affiliates of the registrant was approximately $375,428 on March 22, 2001.

        There were 13,713,597 of the Registrant's Common Shares outstanding on March 22, 2001.

        Transitional Small Business Disclosure Format (check one): Yes [ ] No[x]

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         The Company is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The sole current business activity of the Company, through its majority owned subsidiary OxyNet, Inc., is the development and commercialization of products incorporating a new ceramic-based technology for separation of oxygen from ambient air and other gases. The first such product targeted for commercialization is an oxygen concentrator for use in the home health industry.

         Prior to March 26, 1999, the Company was also in the business of marketing of the PAPNET(R) Testing System, an automated cervical cancer screening product of Neuromedical Systems, Inc. ("NSI"). The Company marketed the PAPNET(R) Testing System in a five state area under license from NSI. On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. In connection with its Chapter 11 filing, NSI terminated the majority of its U.S. workforce and agreed to sell its intellectual property and related assets to AutoCyte, Inc. (now Tripath Imaging, Inc.), for $4,000,000 in cash and 1.4 million shares of AutoCyte common stock. As of May 6, 1999, NSI, as debtor in possession, rejected the Company's license to distribute the PAPNET(R) Testing System and the Bankruptcy Court confirmed the rejection over the Company's objection. As a result, the Company became an unsecured creditor of NSI with a breach of contract claim for the termination of the license.

         On December 3, 1999, the Company announced that the bankruptcy court had approved a settlement among the Company, NSI, and the official committee of unsecured creditors. The agreement provided for the settlement and release of the Company's claims in exchange for 175,000 shares of common stock of Tripath Imaging, Inc. (NasdaqNM: TPTH), and the allowance in the bankruptcy proceeding of an unsecured claim by the Company in the amount of $1.5 million. The 175,000 Tripath shares were issued to the Company in late December, 1999, and the balance of its settled claim has been included with other allowed claims of unsecured creditors to be paid out of liquidation proceeds in the bankruptcy proceeding. During 2000, the Company received an additional 145,020 Tripath shares in respect of its unsecured claim and $450,000 in cash. During 2000, the Company sold 60,000 of the Tripath shares in the open market at prices ranging between $6.50 and $9.50 per share. The Company is unable to predict the amount and timing of any additional payments it may ultimately receive in respect of the remainder of the unsecured claim allowed by the settlement, but it expects such amounts, if any, to be negligible.

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

         The Company recently settled litigation with Ceram and its principals over a purported termination of the license for this technology, as well as disputes concerning the scope of the license and the payment of royalties. See "Legal Proceedings."

         It has been the Company's intention to incorporate the technology into products that separate and concentrate oxygen from ambient air and other gases, with the first product being an oxygen concentrator for use in the home health industry. Since acquisition of the rights to the technology, the Company has proceeded with the scale-up of early demonstration modules incorporating the technology, and has developed other components necessary to construct a prototype oxygen concentrator system. Since 1997, the Company has experienced a number of technical challenges that have delayed the completion of a prototype device. However, the Company believes that it has overcome most of these difficulties, and in late 2000 demonstrated a prototype device that generated in excess of 1 liter per minute of pure oxygen. Efforts are currently underway to refine the prototype and increase the flow rate to above 2 liters per minute.

         It is the Company's intention to pursue the development of a commercial version of the device. Although it is possible that the Company will proceed to do so unilaterally, the Company believes it lacks the financial and other resources necessary to do so, and therefore intends to pursue commercialization through a licensing, joint venture or similar relationship with a larger company. The Company has demonstrated the prototype to several interested parties, but to date has not commenced negotiation of a transaction with any of them.

         On March 7, 2000, the U.S. Patent Office issued patent No. 6,033,457 on the Company's medical oxygen concentrator system. The patent has been assigned to the Company's subsidiary, Oxynet, Inc.

         The Company has also pursued other applications of the technology beyond the generation of medical oxygen. On April 30, 1999, the Company and OxyNet, Inc. entered into a joint development agreement and a licensing agreement with MG Generon, Inc., a subsidiary of Messer Group, to pursue development of a device that will use the technology to produce highly concentrated nitrogen from gas mixtures through the removal of oxygen from such mixtures. The Company granted a first security interest in the license agreement between the Company, OxyNet and Ceram, and if joint development efforts are successful, MG Generon would have exclusive rights to the nitrogen purification technology and the Company would be paid a royalty. MG Generon made a payment of $250,000 to the Company upon execution of the joint development agreement, and agreed to fund additional development costs based upon a project schedule to be approved by MG Generon. The Company and MG Generon have essentially completed the initial phase of their joint development relationship, and MG Generon has decided to fund further development efforts through June, 2001.

PERSONNEL

         As of March 22, 2001, the Company employed one full and 2 part time employees. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

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

WE MAY NEVER HAVE POSITIVE EARNINGS FROM OPERATIONS

         Our current business is limited to research and development activities relating to our OxyNet(TM) technology, from which we have yet to derive any revenues. Therefore we are subject to risks incident to any early stage business, including the absence of earnings. As of December 31, 2000, we had a retained deficit of $7,029,595. Until a successful commercial launch of a product incorporating our OxyNet(TM) technology (which is by no means assured) we will realize little, if any, revenue, and will be dependent upon the proceeds we have received from the NSI bankruptcy settlement to fund operations.

WE ARE A RESEARCH AND DEVELOPMENT COMPANY WITH NO REVENUES AND CONTINUING LOSSES

         Historically, the Company's only revenues were derived from sales of NSI's Papnet product. Since termination of the NSI license, the Company has been engaged primarily in the research, development and testing of our OxyNet(TM) technology. The Company has not had any commercial sales or generated any significant revenues from the OxyNet(TM) technology to date and has experienced operating losses since its inception, with those for fiscal year 2000 totaling $580,529. The Company expects to continue to incur operating losses as the Company prepares for the commercialization of a product incorporating the technology. Although we intend to find a partner to bear the majority of the costs of further commercialization efforts, there is no assurance that we will be able to do so. Until a successful commercial launch of a product incorporating our OxyNet(TM) technology, which is by no means assured, we will realize little, if any, revenue, and will be dependent upon the proceeds of the NSI bankruptcy settlement to fund operations. There can be no assurance that the Company will ever generate revenues or achieve profitability.

THE SAFETY AND EFFICACY OF OUR OXYGEN DEVICE IS NOT ESTABLISHED, AND WE MAY NOT RECEIVE NECESSARY REGULATORY APPROVALS

         Our OxyNet(TM) oxygen concentrator device is under development and, accordingly, its safety and efficacy have not yet been established. The production and marketing of the OxyNet(TM) oxygen concentrator, and the Company's ongoing research and development activities, will be subject to regulations by numerous government authorities in the United States and other countries. The manufacture and sale of the oxygen concentrator and future products are subject to FDA review and approval, which can be an expensive, lengthy and uncertain process.

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

MARKET ACCEPTANCE OF OUR PRODUCT IS UNCERTAIN

         The OxyNet(TM) oxygen concentrator system represents a new approach to medical oxygen, and there can be no assurance that the we will gain any significant degree of market acceptance even if we obtain the necessary regulatory clearances or approvals. We believe that in order to obtain market acceptance for oxygen concentrators designed for use in the home health industry, recommendations by physicians may be significant, and there can be no assurance that any such recommendations will be obtained. In addition, the medical gas industry is highly competitive. In order to compete successfully against other products, the Company must maintain competitive pricing. Insufficient market acceptance of the oxygen concentration system would have a material adverse effect on the Company's business, financial condition and results of operations.

OUR BUSINESS IS LIMITED TO A SINGLE PRODUCT

         Although we intend to pursue other applications of the OxyNet(TM) technology, we expect that if we ever realize any significant revenues from commercialization of the technology, the first revenues will be derived from the home health care model of the oxygen concentrator system. Failure to successfully develop and commercialize the home health care system would have a material adverse effect on the Company's business, financial condition and results of operations.

WE FACE SUBSTANTIAL COMPETITION AND TECHNOLOGICAL RISK

         Our ability to compete in the medical oxygen field will depend primarily upon physician and consumer acceptance of the home health care model of the oxygen concentrator, consistency of product quality and delivery, price, technical capability and the training of health care professionals and consumers. Other factors within and outside of our control will also affect our ability to compete, including our product development and innovation capabilities, our ability to obtain required regulatory clearances, our ability to protect the proprietary technology included in our products, our manufacturing and marketing capabilities, our third-party reimbursement status and our ability to attract and retain skilled employees. Our competitors will likely have significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any products that may be offered by the Company, nor can there be any assurance that such competitors will not succeed in obtaining regulatory clearance, introducing or commercializing any such products before the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY

         The Company's ability to compete effectively will depend, in part, on its ability to develop and maintain proprietary aspects of its OxyNet(TM) oxygen concentrator technology. Although the Company's OxyNet subsidiary has been issued a United States patent for its home concentrator system, and has exclusively licensed other patents for the core technology, there can be no assurance that these patents will not be challenged, invalidated or circumvented in the future. Legal standards related to the enforceability, scope and validity of patents are in transition and are subject to uncertainty due to broad judicial discretion and evolving case law. Moreover, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either inside or outside the United States. The defense and prosecution of patent litigation or other legal or administrative proceedings related to patents is both costly and time-consuming, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company to cease making, using or selling any products. There also can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptance to the Company, if at all.

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

OUR PRODUCT WILL ENTAIL RISKS FOR WHICH WE MAY NOT BE ABLE TO OBTAIN INSURANCE

         If the Company is successful in the commercialization of the OxyNet(TM) technology and embarks on the manufacture or distribution of products incorporating the technology, it will face exposure to product liability claims. Although the Company may seek to obtain insurance for such exposure, product liability insurance is expensive, and there can be no assurance that such insurance in the future will be available on commercially reasonable terms, or at all, or that such insurance, even if obtained, would adequately cover any product liability claim. A product liability or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business, financial condition and prospects of the Company.

THERE IS ONLY A LIMITED PUBLIC MARKET FOR OUR SHARES

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

THE LOW PRICE OF OUR STOCK IMPOSES ADDITIONAL RISKS

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

WE DO NOT ANTICIPATE PAYING DIVIDENDS

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

THE CONCENTRATION OF OWNERSHIP OF THE COMMON SHARES MAY LIMIT YOUR ABILITY TO INFLUENCE MATTERS

         Our directors, executive officers and principal shareholders (5% or greater) collectively beneficially own or have the right to acquire under currently exercisable options approximately 21% of the outstanding common shares. As a result, these shareholders will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control.

         We had 13,713,597 common shares outstanding as of December 31, 2000. Approximately 1,603,000 shares are held by affiliates of NetMed, all of which are eligible for resale under Rule 144 of the Securities and Exchange Commission.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN ORDER TO BE SUCCESSFUL

         We believe that substantial expenditures will be required to complete development and commercialization of the OxyNet oxygen concentrator. We do not currently have adequate funds to accomplish this objective. It is our intention to seek out a licensing, joint development or other relationship with a larger company that will fund these activities, but if we are unsuccessful in doing so, we may need to raise additional capital in 2001 to continue our development effort, and there can be no assurance that such capital will be available on terms acceptable to the Company, or at all.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's executive offices are located in Columbus, Ohio, and consist of 1,275 square feet of office and laboratory space subleased from Business Technology Center, Inc., at an annual rental of $15,120. The prime lessor for the premises is The Ohio State University. The initial term of the lease expired on October 31, 2000, but has been continued on a month to month basis.


ITEM 3.  LEGAL PROCEEDINGS.

         On March 1, 1999, the Company and OxyNet commenced a lawsuit in the Common Pleas Court of Franklin County, Ohio against Ceram and its principals over Ceram's purported termination of the license for the ceramic oxygen generation technology, as well as over other issues, including whether oxygen "scrubbing" applications are included in the scope of the license and whether minimum royalties are payable prior to the manufacture or sale of products incorporating the technology, and asserting claims for damages for fraud and negligent misrepresentation. On March 3, 1999, the Company and OxyNet obtained a temporary restraining order prohibiting Ceram from taking any action to terminate the license or that otherwise is inconsistent with the rights of the Company under the license. On March 24, 1999, the court issued a decision finding that the license had not been terminated and granting a preliminary and permanent injunction against Ceram from taking any action inconsistent with the Company's rights under the license. On March 22, 2001, the Company concluded a settlement with Ceram. Under the terms of the settlement, the Company paid Ceram $40,000, and Ceram has confirmed the Company's rights under the license, including the exclusive right to apply the licensed technology in "scrubbing" applications. Ceram has also agreed that no minimum royalties will be payable until the Company sells a product incorporating the licensed technology. The Company has also agreed that, in the event that it assigns or transfers its interest in the license, it will allow Ceram a small participation in any net proceeds realized by the Company above a specified minimum amount.

         On December 3, 1999, the Company announced that the bankruptcy court had approved a settlement among the Company, NSI, and the official committee of unsecured creditors. The agreement provided for the settlement and release of the Company's claims in exchange for 175,000 shares of common stock of Tripath Imaging, Inc. (NasdaqNM: TPTH), and the allowance in the bankruptcy proceeding of an unsecured claim by the Company in the amount of $1.5 million. The 175,000 Tripath shares were issued to the Company in late December, 1999, and the balance of its settled claim has been included with other allowed claims of unsecured creditors to be paid out of liquidation proceeds in the bankruptcy proceeding. During 2000, the Company received an additional 145,020 Tripath shares in respect of its unsecured claim and $450,000 in cash. During 2000, the Company sold 60,000 of the Tripath shares in the open market at prices ranging between $6.50 and $9.50 per share. The Company is unable to predict the amount and timing of any additional payments it may ultimately receive in respect of the remainder of the unsecured claim allowed by the settlement, but it expects such amounts, if any, to be negligible.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Shares are admitted for quotation on the NASD OTC Bulletin Board ("OTCBB") under the symbol "NTMD." Until April 19, 1999, the Common Shares were listed for trading on the American Stock Exchange under the symbol "NMD."

         The following table sets forth, for the first quarter of 1999, the high and low prices per share, as reported on the American Stock Exchange, and for the balance of the periods indicated, the high and low price per share of transactions quoted on the OTCBB, as reported by Standard & Poor's Comstock. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         First Quarter 1999....................       $0.218       $0.093
         Second Quarter 1999...................        0.125        0.0313
         Third Quarter 1999....................        0.08         0.04
         Fourth Quarter 1999...................        0.05         0.03

         First Quarter 2000....................       $0.40        $0.03
         Second Quarter 2000...................        0.22         0.06
         Third Quarter 2000....................        0.15         0.005
         Fourth Quarter 2000...................        0.07         0.03

         On March 22, 2001, the last reported sale price of the Common Shares was $.031 per share. On March 22, 2001, there were 417 holders of record of the Common Shares. This figure excludes an indeterminate number of stockholders whose shares are held in "street" or "nominee" name.

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

         In September, 1998, the Company's OxyNet subsidiary completed the private placement of 500 shares of convertible preferred shares for net proceeds of $491,000. These proceeds were used for research and development activities relating to OxyNet's ceramic oxygen generation technology. The OxyNet preferred shares are convertible into common shares of OxyNet on a one share for one share basis. In addition, purchasers of the OxyNet preferred shares were given the right to exchange them for NetMed common shares if a public offering of the common shares of OxyNet did not occur 18 months from the date of issuance of the OxyNet shares. The number of NetMed common shares issuable on exercise of this right would be determined by dividing the aggregate original stated value of the OxyNet preferred shares, plus accrued dividends, by the market price of the NetMed common shares at the time of exercise. This one time right to exchange the OxyNet shares for NetMed common shares was available only for a period of 30 days following the expiration of the 18 month period referenced above. The 18 month period expired in March, 2000 without a public offering having occurred, but the Company agreed with holders of 350 of the OxyNet shares to extend the period for an additional 12 months. If exercised, these exchange rights may result in substantial dilution to holders of the Company's common shares. In March 2000, a holder of 50 preferred shares exercised his exchange rights, which required the Company to issue the holder 844,645 Common Shares. In November 2000, the Company offered the holders of the remaining 450 preferred shares $500 per share in cash for their shares. During December 2000 and January 2001 holders of 137.5 preferred shares sold their shares to the Company for $68,750.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

         The Company is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The sole current business activity of the Company, through its majority owned subsidiary OxyNet, Inc., is the development and commercialization of products incorporating a new ceramic-based technology for separation of oxygen from ambient air and other gases. The first such product targeted for commercialization is an oxygen concentrator for use in the home health industry.

         Prior to March 26, 1999, the Company was also in the business of marketing of the PAPNET(TM) Testing System, an automated cervical cancer screening product of Neuromedical Systems, Inc. ("NSI"). The Company marketed the PAPNET(TM) Testing System in a five state area under license from NSI. On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. In connection with its Chapter 11 filing, NSI terminated the majority of its U.S. workforce and agreed to sell its intellectual property and related assets to AutoCyte, Inc. (now Tripath Imaging, Inc.), for $4,000,000 in cash and 1.4 million shares of AutoCyte common stock. As of May 6, 1999, NSI, as debtor in possession, rejected the Company's license and the Bankruptcy Court confirmed the rejection over the Company's objection. As a result, the Company became an unsecured creditor of NSI with a breach of contract claim for the termination of the license.

         On December 3, 1999, the Company announced that the bankruptcy court had approved a settlement among the Company, NSI, and the official committee of unsecured creditors. The agreement provided for the settlement and release of the Company's claims in exchange for 175,000 shares of common stock of Tripath Imaging, Inc. (NasdaqNM: TPTH), and the allowance in the bankruptcy proceeding of an unsecured claim by the Company in the amount of $1.5 million. The 175,000 Tripath shares were issued to the Company in late December, 1999, and the balance of its settled claim has been included with other allowed claims of unsecured creditors to be paid out of liquidation proceeds in the bankruptcy proceeding. During 2000, the Company received an additional 145,020 Tripath shares in respect of its unsecured claim in addition to $450,000 in cash. During 2000, the Company sold 60,000 of the Tripath shares in the open market at prices ranging between $6.50 and $9.50 per share.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2000 AND 1999

         The Company generated no revenue from operations in 2000 and 1999.

         Total operating expenses decreased from $1,039,000 for the twelve months ended December 31, 1999 to $581,000 for the same period in 2000. The decrease was the result of reduced legal fees for the NSI bankruptcy, a decreased number of employees and lower development expenses.

         The Company recorded income from the settlement of the NSI bankruptcy of $1,261,000 and $840,000 for the twelve months ended December 31, 2000 and 1999, respectively. The Company recorded a gain on available-for-sale securities for the twelve months ended December 31, 2000 of $139,000 as a result of selling 60,000 shares of the TriPath stock received in the NSI bankruptcy and a loss on available-for-sale securities in the amount of $386,000 for the twelve months ended December 31, 1999 as a result of writing off shares of NSI common stock which had become worthless.

         Interest income increased to $26,000 for the twelve months ended December 31, 2000 from $12,000 for the twelve months ended December 31, 1999. The increase is due to higher cash balances to invest as a result of the sale of the TriPath shares and the cash received from the NSI bankruptcy settlement.

         Interest expense decreased to zero for the twelve months ended December 31, 2000 from $5,000 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date primarily by the sale of NSI common stock owned by the

Company, the sale of Common Shares, the sale of the convertible debentures, the joint development agreement with MG Generon and proceeds from the NSI bankruptcy. The Company's combined cash and cash equivalents totaled $417,000 at December 31, 2000 which is unchanged from December 31, 1999. Also, the Company owns 110,020 TriPath common shares that had a market value of $963,000 at December 31, 2000, and investments in certificates of deposit valued at $217,000.

         Cash used in the Company's operations was $119,000 for the twelve months ended December 31, 2000 versus $940,000 used in the same period of 1999. The Company is a development company and anticipates that its cash requirements will be substantial for the immediate future and believes that it will be necessary to raise additional capital in order to complete the development of the OxyNet device and continue funding the negative cash flow from operations.

         The Company's future liquidity and capital requirements will depend upon the resources required to further develop the OxyNet oxygen device and its ability to raise additional capital or consummate a deal with a partner with sufficient funds to complete the development and commercialization of the device. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business financial conditional and results of operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT.

BOARD OF DIRECTORS

         S. Trevor Ferger, age 46, is the President and Chief Executive Officer of the Company, and has served as a director since December, 1996. He is also President of Ferger & Associates, a sales consulting firm. He started his career with Procter & Gamble and had sales management responsibilities in Atlanta, Georgia; Jacksonville, Florida; and Raleigh, North Carolina. After obtaining an MBA Degree from Xavier University in Cincinnati, he started a sales and marketing firm specializing in the sales and marketing of consumer goods to grocery stores, which merged into Acosta Sales of Jacksonville, Florida in October of 1996.

         Cecil J. Petitti, age 47, has been owner of Petitti Insurance Agency, located in Dublin, Ohio since 1984, specializing in multiple insurance products, including medical insurance. Mr. Petitti is also President of NetWalk, Inc., a Columbus-based Internet service provider, and CallTech Communications, LLC, a company providing telemarketing services and outsourced customer contact management. Mr. Petitti earned a Bachelor of Arts degree in Education from The Ohio State University. Mr. Petitti has been a director of the Company since June, 1994.

         Michael S. Blue, M.D., age 48, has been a practicing physician since 1980. Dr. Blue graduated from Miami University of Ohio in 1976 with a Bachelor of Science in Zoology and graduated from The Ohio State University with a Doctor of Medicine in 1979. Dr. Blue has been President of Phoenix Group International, Ltd. and North American International Trade Group, Inc. since 1994 and 1992, respectively. He has also been Secretary/Treasurer and member of the Board of Directors of Columbus Oilfield Exploration, Inc. since 1987. Dr. Blue has been a director of the Company since December, 1996.

         Robert J. Massey, age 55, has served on the Board of Directors of the Company since January, 1997. He is currently Chairman of the Board of CallTech Communications, LLC, a company providing telemarketing services and outsourced customer contact management. He formerly was President, Chief Executive Officer and a director of CompuServe Corporation, culminating an over twenty year career with the firm as an executive with responsibilities in sales, marketing and general management. Prior to CompuServe he was a sales executive with the IBM Corporation. In addition to serving on the CallTech Board, Mr. Massey is a director of PWI, a Columbus-based software company; and ITS, an e-Commerce company also in Columbus. He is a graduate of Holy Cross College, Worcester, Massachusetts and earned an MBA in Finance from Syracuse University.

         Susan M. O'Toole, age 51, has served on the Board of Directors since May, 1998. Ms. O'Toole is President and Chief Executive Officer of Fashion Design Services, Inc., a consulting firm providing services to retailers across the United States and Canada. From 1987 to 1996, Ms. O'Toole was a senior operating executive with The Limited, Inc. in Columbus, Ohio, serving as President of its Limited Too division from 1993-1996. Prior to joining The Limited, Ms. O'Toole was Executive Vice President of Seifert's, a specialty retailer, from 1971 to 1987.

         James F. Zid , age 67, is the Chairman of the Company's Board of Directors, and has served on the Board since February, 1997. Mr. Zid retired as the managing partner of the Columbus office of Ernst & Young LLP in 1993. Mr. Zid currently serves on the Board of Directors of Neoprobe Corporation and Central Benefits Insurance Company.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors of the Company had a total of three meetings during the year ended December 31, 2000. During 2000 each of the directors attended 75% or more of the total number of (i) meetings of the Board, and (ii) meetings of committees of the Board on which such director served. Directors who are not employees of the Company received no cash compensation or expense reimbursement for their services. In 2000 and prior years, non-employee directors received stock options as compensation for their services.

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

EXECUTIVE OFFICERS

         In addition to S. Trevor Ferger, the following person is an executive officer of the Company:

         Kenneth B. Leachman, age 47, was elected as Vice President of Finance in October, 1996. Mr. Leachman has held various financial management positions with several technology based companies, including Corporate Controller for Goal Systems International from 1989 to 1991 and as Chief Financial Officer of Sarcom, Inc. from 1992 to 1994. Mr. Leachman has a Bachelor of Science degree in accounting from The Ohio State University in 1975 and earned his CPA certificate from the State of Ohio in 1977.

         Officers are elected annually by the Board of Directors and serve at its discretion. There are no family relationships among directors and executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who are beneficial owners of more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it and written representations from reporting persons, the Company believes that all filing requirements applicable to its reporting persons were complied with during 1999, except that the statement of changes of beneficial ownership of Robert J. Massey, required to be filed by January 10, 2000 was not filed until February 14, 2000.


ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

         The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's President, who is the only executive officer whose combined salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2000 ( the "Named Executive Officer").


                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                         ANNUAL COMPENSATION         COMPENSATION
                                                       ----------------------        ------------      ALL OTHER
     NAME AND PRINCIPAL POSITION           YEAR        SALARY           BONUS           AWARDS        COMPENSATION
                                                         ($)             ($)         ------------        ($)(1)
                                                                                      SECURITIES
                                                                                      UNDERLYING
                                                                                        OPTIONS
                                                                                          (#)
------------------------------------------------------------------------------------------------------------------
S. Trevor Ferger, President and           2000       $ 100,000           --            200,000(2)           --
Chief Executive Officer                   1999       $  59,375           --            150,000(3)           --
                                          1998       $       -           --                 --              --



(1) Includes matching contribution to the Company's 401(k) Plan, car allowance and excess group term insurance.

(2) Options to purchase 50,000 common shares issued on each of February 1, June 1, September 1, and December 1, 2000.

(3) Options to purchase 50,000 common shares issued on each of June 1, September 1, and December 1, 1999.

                       OPTION GRANTS IN LATEST FISCAL YEAR

     The following table provides certain information regarding stock options granted during 2000 to the Named Executive Officer.


                                      INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------  -------------
             (a)                     (b)           (c)          (d)         (e)          (f)            (g)
             NAME                              % OF TOTAL
                                   OPTIONS       OPTIONS      EXERCISE     MARKET     EXPIRATION     GRANT DATE
                                   GRANTED      GRANTED TO     PRICE      PRICE ON       DATE         PRESENT
                                     (#)        EMPLOYEES     ($/SH)       GRANT                    VALUE ($)(1)
                                                IN FISCAL                  DATE
                                                   YEAR                   ($/SH)
                                 -----------   ------------  ---------  -----------  ------------  -------------

S.  Trevor Ferger                 50,000(2)             22     $0.055      $0.055       2/1/2010       $1,500

                                  50,000(3)             22     $0.06       $0.06        6/1/2010       $1,500

                                  50,000(4)             22     $0.075      $0.075       9/1/2010       $1,500

                                  50,000(5)             22     $0.035      $0.035      12/1/2010       $1,000




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

(2) Options were granted effective February 1, 2000 pursuant to resolution of the Board of Directors.

(3) Options were granted effective June 1, 2000 pursuant to resolution of the Board of Directors.

(4) Options were granted effective September 1, 2000 pursuant to resolution of the Board of Directors.

(5) Options were granted effective December 1, 2000 pursuant to resolution of the Board of Directors.

       AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table provides certain information regarding the number and value of stock options held by the Named Executive Officers at December 31, 2000.


                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                                         OPTIONS AT FISCAL YEAR-END        IN-THE-MONEY OPTIONS AT
                                                                     (#)                    FISCAL YEAR-END ($)(1)
                                                        ------------------------------  -------------------------------

                              SHARES
                            ACQUIRED         VALUE
                                ON         REALIZED      EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
          NAME               EXERCISE         ($)
                                (#)
-------------------------  -----------    ----------    -------------  ---------------  -------------   ---------------
S. Trevor Ferger                0              0           578,677            0              $0               $0


(1) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year end ($.035 on December 31, 2000). An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.


COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company receive stock options as the principal form of compensation for their services. For board service during 2000, Messrs. Petitti, Massey, and Blue and Mrs. O'Toole were each granted options to purchase 50,000 shares (exercisable at $.035 per share), and Mr. Zid was granted options for 75,000 shares (exercisable at $.03 per share). For board service during 2001, Messrs. Petitti, Massey, and Blue and Mrs. O'Toole were each granted options to purchase 25,000 shares (exercisable at $.03 per share), and Mr. Zid was granted options for 35,000 shares (exercisable at $.035 per share), and each will receive $500 for each Board meeting attended.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS

         The following table sets forth information regarding beneficial ownership of the Company's Common Shares by each director, the Company's executive officers named in the Summary Compensation Table, each person known to the Company to own beneficially more than 5% of the outstanding Common Shares, and the directors and executive officers of the Company as a group as of March 22, 2001:

                                                                                   SHARES BENEFICIALLY OWNED (1)
                                                                             ----------------------------------------
                  NAME OF BENEFICIAL OWNER                                     NUMBER                        PERCENT
-------------------------------------------------------------                ----------                    ----------
S. Trevor Ferger(2)                                                            862,502                          5.6

Cecil J. Petitti(3)                                                            254,713                          1.7

Michael S. Blue(4)                                                             391,454                          2.6

Robert J. Massey(5)                                                            105,737                            *

James F. Zid(6)                                                                147,683                          1.0

Susan M. O'Toole(7)                                                            104,737                            *

Kenneth B. Leachman(8)                                                          55,000                            *

David J. Richards(9)                                                         1,247,657                          8.2

All directors and executive officers as a group                              1,921,826                         12.6
   (7 persons)

----------------------
* Represents beneficial ownership of less than 1% of the Company's outstanding Common Shares.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power or as to which the person has the right to acquire the beneficial ownership within 60 days of March 31, 2001. Unless otherwise indicated, voting power and investment power are exercised solely by the person named above or shared with members of his household.

(2) Includes 578,677 shares which may be purchased under stock options and a warrant exercisable within 60 days of March 30, 2001.

(3) Includes 104,737 shares which may be purchased under stock options exercisable within 60 days of March 31, 2001.

(4) Includes 104,737 shares which may be purchased under stock options exercisable within 60 days of March 31, 2001.

(5) Includes 104,737 shares which may be purchased under stock options exercisable within 60 days of March 31, 2001.

(6) Includes 145,083 shares which may be purchased under stock options exercisable within 60 days of March 31, 2001.

(7) Includes 104,737 shares which may be purchased under stock options exercisable within 60 days of March 31, 2001.

(8) Includes 33,000 shares which may be purchased under stock options exercisable within 60 days of March 31, 2001.

(9) Includes 390,775 shares which may be purchased under a warrant exercisable within 60 days of March 31, 2001.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On April 20, 1999, the Company entered into an agreement with the holders of its 6% Convertible Preferred Stock to redeem all of the outstanding shares of preferred stock for a total payment of $125,000, plus 400 common shares of OxyNet. Additionally, the Company agreed to pay the holders an amount equal to the lesser of 50% of the net cash proceeds received by the Company as a creditor in the NSI bankruptcy, or $100,000. The Company paid the $100,000 in 2000.

         In September, 1998, the Company's OxyNet subsidiary completed the private placement of 500 shares of convertible preferred shares for net proceeds of $491,000. These proceeds have been and will continue be used for further development of products incorporating OxyNet's ceramic oxygen generation technology. The OxyNet preferred shares are convertible into common shares of OxyNet on a one share for one share basis. In addition, purchasers of the OxyNet preferred shares were given the right to exchange them for NetMed common shares if a public offering of the common shares of OxyNet did not occur 18 months from the date of issuance of the OxyNet shares. The number of NetMed common shares issuable on exercise of this right would be determined by dividing the aggregate original stated value of the OxyNet preferred shares, plus accrued dividends, by the market price of the NetMed common shares at the time of exercise. This one time right to exchange the OxyNet shares for NetMed common shares was available only for a period of 30 days following the expiration of the 18 month period referenced above. The 18 month period expired in March, 2000 without a public offering having occurred, but the Company has agreed with holders of 350 of the OxyNet shares to extend the period for an additional 12 months. The exercise of these exchange rights may result in substantial dilution to holders of the Company's common shares. In March 2000, a holder of 50 preferred shares exercised his exchange rights, which required the Company to issue the holder 844,645 Common Shares. In November 2001, the Company offered the holders of the remaining 450 preferred shares $500 per share in cash for their shares. During December 2000 and January 2001 holders of 137.5 preferred shares sold their shares to the Company for $68,750.

         By virtue of a Settlement Agreement and Mutual Release effective as of May 14, 1999 entered into by and among David J. Richards, the Company and OxyNet, Inc., Mr. Richards agreed to resign as President and as director of the Company and OxyNet and to terminate voluntarily his employment with the Company. Pursuant to the agreement, all of Mr. Richards' outstanding options were cancelled, and he was granted a 5 year warrant to purchase 390,775 common shares of the Company at $0.10 per share, and a one year warrant to purchase 1,000 Series A 8% Convertible Preferred Shares of the Company's OxyNet subsidiary for $1,000 per share. The latter warrant has since expired unexercised.



                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

                  (1) The following financial statements are included in this report under Item 7:

                                    Consolidated Balance Sheet as of December
                                    31, 2000.

                                    Consolidated Statements of Operations for the two years ended December 31, 2000.

                                    Consolidated Statements of Stockholders'
                                    Equity for the two years ended December 31, 2000.

                                    Consolidated Statements of Cash Flows for the two years ended December 31, 2000.

                                    Notes to Consolidated Financial Statements.

                                    Report of Independent Auditors.
 .

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

         10.2 Sublease Agreement between OxyNet, Inc. and the Business Technology Center, dated March 7, 1999. (Previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

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

           10.6 Settlement Agreement among the Registrant, Neuromedical Systems, Inc. as debtor in possession, and the official committee of unsecured creditors Case No. 99-00703, United States Bankruptcy Court, District of Delaware, dated October 29, 1999. (Previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

         10.7 Intellectual Property Development and Ownership Agreement among the Registrant, OxyNet, Inc. and MG Generon, Inc. dated April 30, 1999. (Previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

         10.8 Exclusive License Agreement among the Registrant, OxyNet, Inc. and MG Generon, Inc., dated April 30, 1999. (Previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

         10.9 Reimbursement and Security Agreement among the Registrant, OxyNet, Inc. and MG Generon, Inc., dated April 30, 1999. (Previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

         10.10 Preferred Stock Redemption Agreement between the Registrant and the holders of the Registrant's 6% Convertible Preferred Stock, dated April 20, 1999. (Previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

        21                 Subsidiaries of the Registrant

        24        *        Powers of Attorney.



    * Filed with this Report.


         (b)      Reports on Form 8-K

                  None.

         (c)      Exhibits

                  The exhibits to this report begin on page __.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    NetMed, Inc.


Date:  March  26 , 2001                    By:      /s/ S. Trevor Ferger
                                              --------------------------
                                                     S. Trevor Ferger, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26 day of March, 2001.

         Signature                                  Title


          /s/ S. Trevor Ferger                      President and Director
----------------------------------------
              S. Trevor Ferger


              *Kenneth B. Leachman                  Vice President - Finance
----------------------------------------            Treasurer
              Kenneth B. Leachman


              *Cecil J. Petitti                     Director
----------------------------------------
              Cecil J. Petitti


              *James F. Zid                         Director
----------------------------------------
              James F. Zid


              *Michael S. Blue                      Director
----------------------------------------
              Michael S. Blue


              *Robert J. Massey                     Director
----------------------------------------
              Robert J. Massey


             *Susan M. O'Toole                      Director
----------------------------------------
             Susan M. O'Toole


*By: /s/ S. Trevor Ferger
     -----------------------------------------
         S. Trevor Ferger, Attorney in fact

                          Annual Report on Form 10-KSB

                              Item 7 and Item 13(a)

                              Financial Statements

                                Certain Exhibits

                          Year ended December 31, 2000

                                  NetMed, Inc.

                                 Columbus, Ohio

                                  NetMed, Inc.
                                 and Subsidiary

                    Audited Consolidated Financial Statements


                     Years ended December 31, 2000 and 1999





                                    CONTENTS

Report of Independent Auditors...................................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheet.......................................F-3
Consolidated Statements of Operations............................F-4
Consolidated Statements of Stockholders' Equity..................F-5
Consolidated Statements of Cash Flows............................F-6
Notes to Consolidated Financial Statements.......................F-7

                         Report of Independent Auditors


The Board of Directors and Stockholders
NetMed, Inc.


We have audited the accompanying consolidated balance sheet of NetMed, Inc. and subsidiary (the Company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                            ERNST & YOUNG LLP


Columbus, Ohio
March 26, 2001

                                  NetMed, Inc.

                           Consolidated Balance Sheet
                                December 31, 2000



ASSETS
Current assets:
   Cash and cash equivalents                                $   416,584
   Prepaid assets                                                27,729
                                                            -----------
Total current assets                                            444,313

Investments--available for sale                               1,179,675
Furniture and equipment (net of accumulated
   depreciation of $73,407)                                      12,723
License (net of accumulated amortization
    of $86,318)                                                 256,808
Deposits and other assets                                        29,411
                                                            -----------
Total assets                                                $ 1,922,930
                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $    10,179
   Accrued expenses                                              10,779
   Other liabilities                                             41,946
                                                            -----------
Total current liabilities                                        62,904
Preferred stock of subsidiary                                   480,500
Stockholders' equity:
   Common stock, no par value, 20,000,000 shares
     authorized, 13,713,597 issued
     and outstanding at December 31, 2000
                                                              8,062,179
   Accumulated other comprehensive income                       346,942
   Retained deficit                                          (7,029,595)
                                                            -----------
Total stockholders' equity                                    1,379,526
                                                            -----------
Total liabilities and stockholders' equity                  $ 1,922,930
                                                            ===========

See accompanying notes.

                                  NetMed, Inc.

                      Consolidated Statements of Operations



                                                       2000             1999
                                                   ----------------------------

Operating expenses:
   Selling, general and administrative             $  470,494       $   888,168
   Business development                               110,035           151,111
                                                   ----------------------------
Total operating expenses                              580,529         1,039,279
                                                   ----------------------------

Operating  loss                                      (580,529)       (1,039,279)

Other income (expense):
   Interest income                                     25,941            11,822
   Interest expense                                        --            (5,023)
   Gain (loss) on sale of available-for-sale
     securities                                       139,256          (385,865)

   Income from license settlement                   1,261,206           839,951
                                                   ----------------------------
Total other income--net                             1,426,403           460,885
                                                   ----------------------------
Income (loss) before income taxes and
       minority interest                              845,874          (578,394)

Minority interest                                     (11,182)          (16,936)
                                                   ----------------------------
Net income (loss) before taxes                        834,692          (595,330)
Income tax expense                                     34,000                --
                                                   ----------------------------
Net income (loss)                                     800,692          (595,330)
Preferred dividend                                         --          (510,573)
(Loss) gain on redemption of
   preferred stock                                   (100,000)        1,252,142
                                                   ----------------------------
Net income applicable
   to common stockholders                          $  700,692       $   146,239
                                                   ============================

Net income per share-basic
                                                         $.05              $.01
                                                   ============================
Net income per share-diluted                             $.04              $.01
                                                   ============================

See accompanying notes.

                                  NetMed, Inc.

                 Consolidated Statements of Stockholders' Equity



                                                                             ACCUMULATED
                                         CONVERTIBLE                            OTHER           RETAINED
                                          PREFERRED           COMMON        COMPREHENSIVE       EARNINGS
                                            STOCK             STOCK         INCOME (LOSS)       (DEFICIT)            TOTAL
                                         ------------------------------------------------------------------------------------

Balance, January 1, 1999                 $        --       $ 6,184,968       $  (361,261)      $(6,724,384)      $  (900,677)
   Adjustment to unrealized gains
     net of tax                                                                  344,386                             344,386
   Net loss                                                                                       (595,330)         (595,330)
                                                                                                                 -----------
   Comprehensive loss                                                                                               (250,944)
                                                                                                                 -----------
   Deferred compensation
       stock options                                            43,370                                                43,370
    Beneficial conversion charge on
        redemption of convertible
        debentures in exchange for
        convertible preferred stock                            489,000                            (489,000)               --
    Issuance of preferred stock in
         exchange for convertible
        debentures                         1,467,634                                                               1,467,634
     Conversion of preferred stock          (100,686)          100,686                                                    --
     Redemption of preferred stock        (1,388,521)        1,252,142                                              (136,379)
     Accrued dividends on
          preferred stock                     21,573                                               (21,573)               --
   Warrants Issued                                              24,300                                                24,300
                                         -----------------------------------------------------------------------------------
Balance, December 31, 1999                        --         8,094,466           (16,875)       (7,830,287)          247,304
   Adjustment to unrealized gains
          net of tax                                                             363,817                             363,817
   Net income                                                                                      800,692           800,692
                                                                                                                 -----------
   Comprehensive income                                                                                            1,164,509
                                                                                                                 -----------
   Deferred compensation
          stock options                                         11,713                                                11,713
   Conversion of preferred stock
          of subsidiary                                         56,000                                                56,000
   Redemption of preferred stock                              (100,000)                                             (100,000)
                                         -----------------------------------------------------------------------------------
Balance, December 31, 2000               $        --       $ 8,062,179       $   346,942       $(7,029,595)      $ 1,379,526
                                         ===================================================================================


See accompanying notes.

                                  NetMed, Inc.

                      Consolidated Statements of Cash Flows

                                                                       DECEMBER 31,
                                                                2000                  1999
                                                             --------------------------------
OPERATING ACTIVITIES
Net income (loss)                                            $ 800,692             $(595,330)
Adjustments to reconcile net income (loss) to net
   cash used for operating activities:
     Depreciation and amortization                              37,820                52,280
     Write off of NSI note receivable                               --                 6,757
     (Gain) loss on available-for-sale securities             (139,256)              385,865
     Compensation on extended stock options                     11,713                43,370
     Warrants issued to former officer                              --                24,300
     Minority interest                                          11,182                16,936
     Gain on license settlement                               (811,206)             (839,951)
     Changes in operating assets and liabilities:
       Accounts receivable                                          --                30,000
       Prepaid assets                                           (2,521)                    1
       Deposits                                                (25,000)                   --
       Accounts payable                                        (38,432)               (2,671)
       Accrued expenses and other liabilities                   36,375               (61,111)
                                                             -------------------------------
Net cash used in operating activities                         (118,633)             (939,554)
                                                             -------------------------------

INVESTING ACTIVITIES
Proceeds on sale of securities                                 454,729               719,951
Purchase of securities                                        (217,000)                   --
Proceeds from joint development partner                             --               250,000
                                                             -------------------------------
Net cash provided by investing activities                      237,729               967,080
                                                             -------------------------------

FINANCING ACTIVITIES
Repurchase of preferred stock in subsidiary                    (18,750)                   --
Redemption of preferred stock                                 (100,000)             (125,000)
                                                             -------------------------------
Net cash used in financing activities                         (118,750)             (125,000)
                                                             -------------------------------

Net increase (decrease) in cash                                    346               (97,474)
Cash and cash equivalents at beginning
   of period                                                   416,238               513,712
                                                             -------------------------------
Cash and cash equivalents at end of period                   $ 416,584             $ 416,238
                                                             ===============================


See accompanying notes.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


1.  ORGANIZATION AND BASIS OF PRESENTATION

NetMed, Inc. is engaged in the business of acquiring, developing and marketing medical and health-related technologies. NetMed currently has no source of revenue. The sole current business activity of NetMed, through its majority owned subsidiary, is the development and commercialization of products incorporating a new ceramic-based technology for separation of oxygen from ambient air and other gases.

The consolidated financial statements include the accounts of NetMed, Inc. and its majority owned subsidiary OxyNet, Inc. (OxyNet), a 89.7% owned subsidiary.

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

CASH EQUIVALENTS

The Company considers all short-term deposits and highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents.

INVESTMENTS

Investments include 110,020 shares of TriPath common stock with a fair value of $962,675 at December 31, 2000. The Company also holds certificates of deposit which accrue interest at approximately 6.5% and mature at various dates in 2001.


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

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company accounts for stock compensation arrangements in accordance with APB Opinion No. 25, "Accounting for Stock issued to Employees." The pro forma information regarding income and earnings per share as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") is disclosed in "Note 8 - Stock Options and Warrants."

NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                2000                   1999
                                            ----------------------------------
Net income applicable to
    common stockholders                     $   700,692            $   146,239

OxyNet preferred dividend charge                 36,932                 40,000
                                            ----------------------------------
                                            $   737,624            $   186,239
                                            ==================================

Weighted average shares                      13,568,207             12,709,060
Effect of dilutive stock options
    and warrants                                266,071                    N/A
Assumed conversion of OxyNet
     preferred shares                         6,868,374             17,548,387
                                            ----------------------------------
                                             20,702,652             30,257,447
                                            ==================================

Basic income per share                             $.05                   $.01
                                            ==================================
Diluted income per share                           $.04                   $.01


COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


3. CONVERTIBLE DEBENTURES

In August 1997, the Company issued $3,000,000 of 6% Convertible Debentures (the "Debentures") resulting in net proceeds to the Company of $2,743,644. During 1998, the Company exchanged 352,200 NSI Shares for a reduction of $470,000 in the Debentures payable.

On January 22, 1999, pursuant to an exchange agreement between the Company and the holders of the outstanding Debentures, 97,712 Series A, 6% Convertible Preferred Shares were issued in exchange for the outstanding Debentures, which at the time of the exchange had a principle balance of $1,350,000 and accrued interest of $117,634 (see Footnote 4).

In connection with this financing, the Company issued warrants to the purchasers of the Debentures and to placement agents. The warrants were exercisable at any time prior to August 13, 2000 at exercise prices of $7.79 per share (for up to 150,000 shares) and $9.35 per share (for up to 65,000 shares).

4.  CONVERTIBLE PREFERRED STOCK

On January 22, 1999, pursuant to an exchange agreement between NetMed and the holders of the Company's outstanding 6% Convertible Debentures ("Debentures"), 97,712 Series A, 6% Convertible Preferred Shares ("Preferred Stock") were issued in exchange for the outstanding Debentures, which at the time of the exchange had a principal balance of $1,350,000 and accrued interest of $117,634.

The Preferred Stock was convertible into Common Stock at a conversion price equal to 75% of the average closing price of the Common Stock for the three business days immediately preceding the date of conversion. The Preferred Stock could be redeemed for cash at the Company's option. Dividends were cumulative, and at the option of the Company could be paid in cash or converted to Common Stock at the conversion price. In 1999, the Company recorded a preferred dividend financing charge to retained earnings in the amount of $489,000 to reflect the value of the discount as of the closing date. In May 1999, the Company redeemed the remaining outstanding Preferred Stock (with an aggregate stated value and accrued dividends of $1,388,521) for an immediate payment of $125,000 and 400 shares of OxyNet, Inc. common stock owned by the Company.

In addition, the Company agreed to pay as additional consideration, fifty percent (50%) of any net cash proceeds received by the Company in respect of claims of the Company allowed in the Chapter 11 reorganization proceedings of Neuromedical Systems, Inc.(NSI), pending in the United States Bankruptcy Court for the District of Delaware, but with the maximum amount of such additional consideration payable capped at $100,000. In 2000, the Company received $1,261,120 in cash and TriPath common stock. As such, the Company paid the $100,000 of additional considerations.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


5.  ACQUISITION OF CERAM OXYGEN TECHNOLOGIES, INC.

On April 3, 1998, the Company acquired from Ceram Oxygen Technologies, Inc. ("COTI") (now known as OxyNet, Inc.) 95 common shares, representing 95 percent of COTI's outstanding common shares immediately following the closing, in exchange for cash payments totaling $200,000 which were made in 1998. The remaining 5 percent of COTI's outstanding common equity is owned by CeramPhysics, Inc. ("Ceram") of Westerville, Ohio. COTI holds an exclusive worldwide license to Ceram's patented oxygen generation technology for all applications of the technology except oxygen sensors and fuel cells. The consideration was applied by COTI to payment of a $200,000 license fee owed to Ceram. The acquisition has been accounted for using the purchase method of accounting with the results of COTI being consolidated with those of NetMed on a prospective basis beginning April 3, 1998.

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

The total cost of the acquisition of $563,470 was allocated to the acquired assets of Ceram Oxygen Technologies, Inc. (COTI). As the only asset of COTI was the acquired technology and the underlying license, the entire acquisition cost was allocated to this asset. The license will be amortized over the remaining twelve-year life of the patent which underlies the license agreement with CeramPhysics, Inc. The recorded value of the license will be reviewed quarterly for indications of impairment. If it is determined that the recorded value is not fully recoverable, a charge will be recorded in the period that such a determination is made. In May 1999, the Company received a payment of $250,000 as a result of a joint development and licensing agreement more fully described in Note 6. The Company recorded the payment as a reduction in the carrying value of the license on the accompanying balance sheet.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


6. JOINT DEVELOPMENT AGREEMENT

On April 30, 1999, the Company and OxyNet completed a joint development agreement and a licensing agreement with MG Generon, Inc. to pursue development of a device to produce highly concentrated nitrogen from gas mixtures through the removal of oxygen from such mixtures. The Company granted a first security interest in the license agreement between the Company, OxyNet and Ceram, and if joint development efforts are successful, MG Generon would have exclusive rights to the nitrogen purification technology and the Company would be paid a royalty. MG Generon made a payment of $250,000 to the Company upon execution of the joint development agreement, and agreed to fund additional development costs based upon a project schedule to be approved by MG Generon. As described in Note 5, the Company has recorded the payment of the $250,000 as a reduction in the carrying value of the license on the accompanying balance sheet.

7. LITIGATION

On March 1, 1999, the Company and OxyNet commenced a lawsuit in the Common Pleas Court of Franklin County, Ohio against Ceram and its principals over Ceram's purported termination of the license for the ceramic oxygen generation technology, as well as over other issues, including whether oxygen "scrubbing" applications are included in the scope of the license and whether minimum royalties are payable prior to the manufacture or sale of products incorporating the technology, and asserting claims for damages for fraud and negligent misrepresentation. On March 3, 1999, the Company and OxyNet obtained a temporary restraining order prohibiting Ceram from taking any action to terminate the license or that otherwise is inconsistent with the rights of the Company under the license. On March 24, 1999, the court issued a decision finding that the license had not been terminated and granting a preliminary and permanent injunction against Ceram from taking any action inconsistent with the Company's rights under the license. On March 22, 2001, the Company concluded a settlement with Ceram. Under the terms of the settlement, the Company paid Ceram $40,000, and Ceram has confirmed the Company's rights under the license, including the exclusive right to apply the licensed technology in "scrubbing" applications. Ceram has also agreed that no minimum royalties will be payable until the Company sells a product incorporating the licensed technology. The Company has also agreed that, in the event that it assigns or transfers its interest in the license, it will allow Ceram a small participation in any net proceeds realized by the Company above a specified minimum amount.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


8. STOCK OPTIONS AND WARRANTS

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

The following represents the activity for the Stock Option Plan for the years ended December 31, 2000 and 1999:

                                                              2000                              1999
                                                                     Weighted                           Weighted
                                                                     Average                            Average
                                                  Number             Exercise        Number             Exercise
                                                  of Options         Price           of Options         Price
                                                  --------------------------------------------------------------
Options outstanding, beginning of year             477,678             $ .71           584,926             $.96
Options granted                                    225,000             $ .05           160,000             $.06
Options exercised                                       --                                  --
Options expired                                   (146,871)            $1.13                --
Options cancelled                                       --                            (267,248)            $.87
                                                  --------                            --------
Options outstanding, end of year                   555,807             $ .34           477,678             $.71
                                                  ========                            ========
Options exercisable at year end                    555,807             $ .34           433,428             $.73


The number and weighted-average fair value of options granted during 2000 and 1999 is as follows:

                                                                 2000                        1999

                                                                      Weighted                     Weighted
                                                                       Average                   Average Fair
                                                                     Fair Value                    Value of
                                                        Number of    of Options       Number of    Options
                                                         Options      Granted          Options     Granted
                                                       --------------------------------------------------------
Stock price equal to exercise price                      225,000       $.05            160,000      $.06


At December 31, 2000 and 1999 there were 194,193 and 272,322, respectively, of options available for grant under the Stock Option Plan.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


8. STOCK OPTIONS AND WARRANTS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999: risk-free interest rate of 5.75%, no dividend yield; volatility factor of the expected market price of the Company's common stock of .44 and expected lives ranging from 2 to 5 years.

If the Company had elected to recognize compensation cost based on the fair value of options at the grant date as prescribed by SFAS No. 123, the following displays what reported net income applicable to common stockholders and per share amounts would have been:

                                          PRO FORMA YEARS ENDED DECEMBER 31,
                                              2000                1999
                                          ----------------------------------

          Net income applicable to
            common stockholders             $665,627            $35,636
          Basic income per share            $    .05            $   .00
          Diluted income per share          $    .03            $   .00

The pro forma financial effects of applying SFAS No. 123 are not likely to be representative of the pro forma effects on reported results of operations for future years.

The following is a summary of the stock option activity for a prior non-qualified plan for the two years ended December 31, 2000:

                                                              2000                              1999
                                                                     Weighted                           Weighted
                                                                     Average                            Average
                                                  Number             Exercise        Number             Exercise
                                                  of Options         Price           of Options         Price
                                                  --------------------------------------------------------------
Options outstanding, beginning of year             428,500            $.09            296,000            $1.18
Options granted                                    135,000            $.04            412,500            $ .03
Options expired                                         --              --            (40,000)           $1.55
Options cancelled                                       --              --           (240,000)           $1.09
                                                   -------                           --------
Options outstanding, end of year                   563,500            $.08            428,500            $ .09
                                                   =======                           ========
Options exercisable at year end                    428,500            $.09            153,500            $ .20


The exercisable options for the non-qualified plan had a remaining contract life of 9 years.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


8. STOCK OPTIONS AND WARRANTS (CONTINUED)

In May 1999, the Company's president and chief executive officer resigned. As complete settlement for all contractual obligations the Company owed to the former officer, the Company issued 390,775 warrants to purchase NetMed common stock at an exercise price of $.10 per share, the market price at the date of grant. The warrants may be exercised for a period of 60 months from the date of issue. In addition, OxyNet issued a warrant to purchase 100 convertible preferred shares at an exercise price of $1,000 per share. The term of the OxyNet warrant was 12 months. The OxyNet warrant was not exercised, and expired during 2000. As a result of issuing the warrants, the Company recorded a non-cash expense of $24,000 in 1999.

In 1999, the Company issued 209,357 warrants to purchase NetMed common stock at an exercise price of $.10 per share, the market price at the date of grant, in lieu of compensation to a current officer. The warrants may be exercised for a period of 60 months from the date of issue.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


8. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a summary of warrant activity for the two years ended December 31, 2000:

                                           NUMBER OF        WEIGHTED AVERAGE
                                            SHARES           EXERCISE PRICE
                                         -------------------------------------


Outstanding at January 1, 1999              636,020             $3.67
Issued during 1999                          600,132             $ .10
Expired during 1999                        (300,000)            $1.42
Cancelled during 1999                       (47,020)            $ .88
                                           --------

Outstanding and exercisable at
     December 31, 1999                      889,132             $2.17

Expired during 2000                        (215,000)            $8.26
                                           --------
Outstanding  and exercisable at
     December 31, 2000                      674,132             $ .23
                                           ========


9.  INCOME TAXES

Significant components of deferred tax assets and liabilities are as follows:

                                            2000                    1999
                                        -----------------------------------

Loss carryforwards                      $ 1,615,269             $ 1,958,684
Stock options issued                        452,361                 447,676
Alternative Minimum Tax                      17,000                       0
Valuation allowance provided             (2,084,630)             (2,406,360)
                                        -----------             -----------
Net deferred tax liability              $        --             $        --
                                        ===========             ===========

At December 31, 2000, the Company had unused NOL carryforwards for tax purposes of approximately $859,000 $711,000, $1,030,000 and $1,329,000 which expire in
2010, 2011, 2012 and 2018, respectively.

At December 31, 2000, a full valuation allowance was recorded due to the lack of deferred tax liabilities, historical income and tax planning strategies.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


9. INCOME TAXES (CONTINUED)
The reconciliation of income tax computed at the statutory rate to the recorded tax provision is:


                                                     2000             1999
                                                  ----------------------------

Tax provision (benefit) at statutory rate         $ 291,580         $(196,654)
State and local taxes                                46,837           (34,345)
Alternative Minimum Tax                              17,000                --
Permanent differences:
     Other permanent                                    379             2,034
(Use) creation of loss carryforwards               (321,796)          228,965
                                                  ---------         ---------

Total tax provision                               $  34,000         $      --
                                                  =========         =========

10.  LEASES

The Company leases facilities and equipment under operating leases. Commitments for these leases approximate $17,000 for the year ending December 31, 2001. Rent expense for the years ended December 31, 2000 and 1999 was $16,000 and $51,000, respectively.

11.  PREFERRED STOCK ISSUANCE

In September 1998, OxyNet completed the sale of 500 shares of 8% Cumulative Convertible Preferred Shares (the "Shares") in a private offering, with net proceeds to OxyNet of $491,000. The net proceeds of $491,000 has been recorded as a minority interest in the accompanying financial statements. The Shares are entitled to cumulative dividends at the rate of 8% per annum payable in additional shares, and are convertible into common shares of OxyNet, Inc. on a one share for one share basis (subject to adjustments for dilution in certain events). The Shares were sold with a one time right to exchange them at their original stated value, plus accrued dividends, for common shares of NetMed, for a period of 30 days following a date which is 18 months from the date of issuance, at the then-prevailing market price of NetMed common shares (not to exceed $3.00 per share), if there has been no initial public offering for common shares of OxyNet. The 18 month period expired in March 2000 without a public offering having occurred, but holders of 350 of the OxyNet shares agreed to extend the period for an additional 12 months. In March 2000, a holder of 50 preferred shares exchanged those shares for approximately 845,000 common shares of NetMed.

In November 2000, NetMed agreed to offer the holders of the remaining 450 Shares $500 per share in cash for their shares. During December 2000 two holders agreed to sell 37.5 shares to NetMed for a total of $18,750. Subsequent to December 31, 2000, three holders agreed to sell 100 shares to NetMed for a total of $50,000.

NetMed is the parent of OxyNet. NetMed would own approximately 86.4% of OxyNet's

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


outstanding common shares on a fully converted basis if the preferred shares are exchanged for NetMed common stock.


12. SEGMENT REPORTING

The Company has adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." In 2000 and 1999, the Company had only one reportable segment, the development of medical technologies. All of the Company's business activities are conducted in the United States, and there is no reliance on foreign customers or suppliers.

                                  NETMED, INC.

                         FORM 10-KSB FOR THE YEAR ENDED

                               DECEMBER 31, 2000

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

        10.2 Sublease Agreement between OxyNet, Inc. and the Business Technology Center, dated March 7, 1999. (Previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

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

        10.6 Settlement Agreement among the Registrant, Neuromedical Systems, Inc. as debtor in possession, and the official committee of unsecured creditors Case No. 99-00703, United States Bankruptcy Court, District of Delaware, dated October 29, 1999. (Previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

        10.7 Intellectual Property Development and Ownership Agreement among the Registrant, OxyNet, Inc. and MG Generon, Inc. dated April 30, 1999. (Previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

        10.8 Exclusive License Agreement among the Registrant, OxyNet, Inc. and MG Generon, Inc., dated April 30, 1999. (Previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

        10.9 Reimbursement and Security Agreement among the Registrant, OxyNet, Inc. and MG Generon, Inc., dated April 30, 1999. (Previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

        10.10 Preferred Stock Redemption Agreement between the Registrant and the holders of the Registrant's 6% Convertible Preferred Stock, dated April 20, 1999. (Previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

        21                 Subsidiaries of the Registrant

        24        *        Powers of Attorney.


*   Filed with this Report.