Form 10QSB
period 2001-03-31
NETMED INC
filed 2001-05-04
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirement for the past 90 days. YES _X_    NO ___


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,713,597 common shares, without par value, on May 4, 2001.

         Transitional Small Business Disclosure Format    YES     NO X
                                                             ---    ---

                                TABLE OF CONTENTS
                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements.

                  Consolidated Balance Sheet March 31, 2001                 1

                  Consolidated Statements of Operations For the Three
                       Months Ended Ended March 31, 2001 and 2000           2

                  Consolidated Statements of Cash Flows For the Three
                       Months Ended March 31, 2001 and 2000                 3

                  Notes to Consolidated Financial Statements -
                       March 31, 2001                                       4

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                      6

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.                                            7

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                  NETMED, INC.
                           Consolidated Balance Sheet

                                                                 March 31, 2001
                                                                   (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                      $   465,861
   Prepaid assets                                                      20,167
                                                                  -----------
Total current assets                                                  486,028

Investments                                                           748,375
Furniture and equipment (net of
    accumulated depreciation)                                          11,545
License (net of accumulated
   amortization)                                                      251,447
Deposits and other assets                                              29,411
                                                                  -----------
Total assets                                                      $ 1,526,806
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $    21,187
   Accrued expenses                                                    19,779
   Other liabilities                                                    5,100
                                                                  -----------
Total current liabilities                                              46,066

Negative goodwill                                                      66,800
Preferred stock of subsidiary                                         368,083

Stockholders' equity:
   Common stock                                                     8,062,179
   Accumulated other comprehensive income                              55,794
   Retained deficit                                               (7,072,116)
                                                                  -----------
Total stockholders' equity                                          1,045,857
                                                                  -----------
Total liabilities and stockholders' equity                        $ 1,526,806
                                                                  ===========

See accompanying notes.

                                  NETMED, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                   2001                2000
                                                 -----------------------------

Operating expenses:
Selling, general and administrative              $  98,012          $  179,380
Business development                                33,187              32,184
                                                ------------------------------
Total operating expense                            131,199             211,564
                                                ------------------------------

Operating loss                                    (131,199)           (211,564)

Other income (expense):
Interest income                                      5,839               3,992
Settlement of lawsuit                              (40,000)                 --
Gain (loss) on available-
          for-sale securities                      129,422              67,210
                                                -------------------------------
Total other income (expense)                        95,261              71,202
                                                -------------------------------
Loss before minority interest                      (35,938)           (140,362)

Minority interest                                   (6,583)             (9,667)
                                                -------------------------------

Net loss applicable to
    common stockholders                          $ (42,521)         $ (150,029)
                                                ==============================

Net loss per share-basic and diluted                 ($.00)             ($0.01)
                                                ==============================

Shares used in computation                      13,713,597          13,128,842
                                                ==============================

See accompanying notes.

                                  NETMED, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                          Three Months Ended
                                                               March 31,
                                                          2001           2000
                                                       ------------------------

OPERATING ACTIVITIES
Net  loss                                              $ (42,521)     $(150,029)
Adjustments to reconcile net loss to net
   cash used for operating activities:
     Depreciation and amortization                         4,340         8,768
     Minority interest                                     6,583            --
     (Gain) on available-for-sale securities            (129,422)       (51,759)
     Deferred compensation                                    --         37,812
     Changes in operating assets and liabilities:
        Prepaid assets                                     7,562          7,200
        Deposits                                              --        (25,000)
        Accounts payable                                  11,008         12,601
        Accrued expenses and other liabilities           (27,538)         9,804
                                                       ------------------------
Net cash used in operating activities                   (169,988)      (150,603)
                                                       ------------------------
INVESTING ACTIVITIES
Sale of TriPath Stock                                    269,265        171,759
                                                       ------------------------
Net cash provided by investing activities                269,265        171,759
                                                       ------------------------
FINANCING ACTIVITIES
Repurchase of preferred stock in subsidiary              (50,000)            --
                                                       ------------------------
Net cash used in financing activities                    (50,000)            --
                                                       ------------------------

Net increase in cash                                      49,277         21,156

Cash and cash equivalents at beginning of period         416,584        416,238
                                                       ------------------------
Cash and cash equivalents at end of period             $ 465,861      $ 437,394
                                                       ========================


See accompanying notes.

                                  NETMED, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of NetMed, Inc. (the "Company" or "NetMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B, and include the results of operations of OxyNet, Inc. ("OxyNet"), a 89.7% owned subsidiary beginning April 3, 1998. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.


NOTE B - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. During the first quarter of 2001 and 2000, total comprehensive loss amounted to ($333,669) and ($133,154), respectively.

NOTE C -- NSI CONTINGENCY

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

NOTE D - LITIGATION

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

NOTE E - OXYNET PREFERRED STOCK ISSUANCE

In September 1998, OxyNet completed the sale of 500 shares of 8% Cumulative Convertible Preferred Shares (the "Shares") in a private offering, with net proceeds to OxyNet of $491,000. The net proceeds of $491,000 has been recorded as a minority interest in the accompanying financial statements. The Shares are entitled to cumulative dividends at the rate of 8% per annum payable in additional shares, and are convertible into common shares of OxyNet, Inc. on a one share for one share basis (subject to adjustments for dilution in certain events). The Shares were sold with a one time right to exchange them at their original stated value, plus accrued dividends, for common shares of NetMed, for a period of 30 days following a date which is 18 months from the date of issuance, at the then-prevailing market price of NetMed common shares (not to exceed $3.00 per share), if there has been no initial public offering for common shares of OxyNet. The 18 month period expired in March 2000 without a public offering having occurred, but holders of 350 of the OxyNet shares agreed to extend the period for an additional 12 months. The extension period expired in March 2001 with no additional conversions to NetMed common stock. In March 2000, a holder of 50 preferred shares exchanged those shares for approximately 845,000 common shares of NetMed.

In November 2000, NetMed agreed to offer the holders of the remaining 450 Shares $500 per share in cash for their shares. During December 2000 two holders agreed to sell 37.5 shares to NetMed for a total of $18,750, and in January 2001 three holders agreed to sell 100 Shares to NetMed for a total of $50,000, leaving a balance of 312.5 Shares outstanding. The extended period in which these Shares could have been exchanged for NetMed common shares expired in March 2001, so the outstanding Shares are no longer exchangeable for NetMed common shares. The difference in the amount of the recorded liability for the Shares and their cost of redemption has been recorded on the accompanying balance sheet as negative goodwill.

NetMed is the parent of OxyNet. NetMed would own approximately 86.4% of OxyNet's outstanding common shares on a fully converted basis if the remaining 312.5 Shares are exchanged for OxyNet common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is an Ohio corporation engaged in the business of acquiring, developing and marketing medical and health-related technologies. The sole current business activity of the Company, through its majority owned subsidiary OxyNet, Inc., is the development of products incorporating a new ceramic-based technology for separation of oxygen from ambient air and other gases. The first such product targeted for commercialization is an oxygen concentrator for use in the home health industry.

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

This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item I of the Company's 2000 Form 10-KSB as filed with the United States Securities and Exchange Commission, File No. 1-12529, in the section titled "Business Risks."

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily by the sale of NSI common stock owned by the Company, the sale of TriPath common stock, the sale of common shares, the sale of the convertible debentures and the joint development agreement with MG Generon. The Company's combined cash and cash equivalents totaled $466,000 at March 31, 2001, an increase of $49,000 from December 31, 2000. Also, the Company owns 85,020 TriPath common shares that had a market value of $531,000 at March 31, 2001, and investments in certificates of deposit valued at $217,000.


Cash used in the Company's operations was $170,000 for the three months ended March 31, 2001 versus $151,000 used in the same period of 2000. The Company is a development company and anticipates that its cash requirements will be substantial for the immediate future and believes that it will be necessary to raise additional capital in order to complete the development of the OxyNet device and continue funding the negative cash flow from operations.

The Company's future liquidity and capital requirements will depend upon numerous factors, including the resources required to further develop the OxyNet oxygen device. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's financial condition and results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this release which relate to other than strictly historical facts, including statements about the Company's plans and strategies, as well as management's expectations about new and existing products, technologies and opportunities, market growth, demand for and acceptance of new and existing products and the OxyNet oxygen concentration device), are forward looking statements. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but are not limited to, the Company's ability to successfully commercialize any products using the ceramic oxygen technology, continuing losses from operations and negative cash flow, the challenges of research and development of new products, and other risks detailed in the Company's most recent Annual Report on Form 10-KSB and other Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

         Exhibit                       Exhibit Description
         -------                       -------------------
         None


         (b)  REPORTS ON FORM 8-K.

         The Company did not file any reports on Form 8-K during the period for which this report is filed.



                                    SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended March 31, 2001 to be signed on its behalf by the undersigned, thereto duly authorized.




                                              By: \s\Kenneth  B. Leachman
                                                  ------------------------------
                                                  Kenneth B. Leachman,
                                                  Vice President of Finance*


Dated: May 4, 2001


* In his capacity as Vice President of Finance, Mr. Leachman is the Registrant's principal financial officer.