Form 10QSB
period 2001-06-30
NETMED INC
filed 2001-08-01
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,713,597 common shares, without par value, on August 1, 2001.

         Transitional Small Business Disclosure Format    YES    NO  X
                                                             ----- -----

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Consolidated Balance Sheet June 30, 2001                                       1

                      Consolidated Statements of Operations For the Three Months Ended
                           and the Six Months Ended June 30, 2001 and 2000                           2

                      Consolidated Statements of Cash Flows For
                            the Six Months Ended June 30, 2001 and 2000                              3

                      Notes to Consolidated Financial Statements -
                           June 30, 2001                                                             4

         Item 2.  Management's Discussion and Analysis                                               6

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                 7

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                  NETMED, INC.
                           Consolidated Balance Sheet


                                                                 June 30, 2001
                                                                  (Unaudited)
                                                                  -----------
ASSETS
Current assets:
   Cash and cash equivalents                                      $   476,174
   Prepaid assets                                                      12,604
                                                                  -----------
Total current assets                                                  488,788

Investments                                                           951,395
Furniture and equipment (net of
    accumulated depreciation)                                          10,366
License (net of accumulated
    amortization)                                                     246,086
Deposits and other assets                                               4,411
                                                                  -----------
Total assets                                                      $ 1,701,036
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $    13,379
   Accrued expenses                                                     9,779
   Other liabilities                                                    5,731
                                                                  -----------
Total current liabilities                                              28,889

Negative goodwill                                                      66,800
Preferred stock of subsidiary                                         374,333

Stockholders' equity:
   Common stock                                                     8,062,179
   Accumulated other comprehensive income                             366,967
   Retained deficit                                                (7,198,132)
                                                                  -----------
Total stockholders' equity                                          1,231,014
                                                                  -----------
Total liabilities and stockholders' equity                        $ 1,701,036
                                                                  ===========

See accompanying notes.

                                  NETMED, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                     2001             2000            2001            2000
                                                 ----------------------------     --------------------------------

Operating expenses:
Selling, general and administrative              $     77,167     $     66,076     $    175,182     $    245,456
Business development                                   46,355           25,123           79,542           57,307
                                                 ----------------------------------------------------------------
Total operating expense                               123,522           91,199          254,724          302,763
                                                 ----------------------------------------------------------------

Operating loss                                       (123,522)         (91,199)        (254,724)        (302,763)

Other income (expense):
Interest income                                         8,489            7,028           14,328           11,020
Settlement of lawsuit                                     -                -            (40,000)             -
Gain from NSI bankruptcy                                  -          1,043,203              -          1,043,203
Gain on available-for-
        sale securities                                   -                -            129,422           67,210
                                                 ----------------------------------------------------------------
Total other income                                      8,489        1,050,231          103,750        1,121,433
                                                 ----------------------------------------------------------------
(Loss) income before minority interest               (115,033)         959,032         (150,974)         818,670

Minority interest                                      (6,250)          (9,000)         (12,833)         (18,667)
                                                 ----------------------------------------------------------------
Net (loss) income before taxes                       (121,283)         950,032         (163,807)         800,003

Income tax expense                                      4,731           16,000            4,731           16,000
                                                 ----------------------------------------------------------------
Net (loss) income                                    (126,014)         934,032         (168,538)         784,003

(Loss) on redemption of
         preferred stock                                  -           (100,000)             -           (100,000)
                                                 ----------------------------------------------------------------


Net (loss) income applicable to
     common stockholders                         $   (126,014)    $    834,032     $   (168,538)    $    684,003
                                                 ================================================================

Net (loss) income per share-basic and diluted    $      (0.01)    $       0.06     $      (0.01)    $       0.05
                                                 ================================================================


Shares used in computation - basic                 13,713,597       13,713,597       13,713,597       13,421,220
                                                 ================================================================

Shares used in computation - diluted               13,713,597       13,979,668       13,713,597       13,687,291
                                                 ================================================================

                                  NETMED, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                            Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                         2001            2000
                                                       -------------------------

OPERATING ACTIVITIES
Net (loss) income                                      $(168,538)      $ 784,003
Adjustments to reconcile net (loss) income to net
   cash used for operating activities:
     Depreciation and amortization                        10,880          17,260
     Minority interest                                    12,833          18,667
     (Gain) on available-for-sale securities            (129,422)        (51,759)
     Deferred compensation                                   -            18,807
     (Gain) on stock received from bankruptcy                -          (713,203)
     Changes in operating assets and liabilities:
        Prepaid assets                                    15,125           9,600
        Deposits                                          25,000         (25,000)
        Accounts payable                                   3,200         (39,916)
        Accrued expenses and other liabilities           (37,753)         15,663
                                                       -------------------------
Net cash (used) provided in operating activities        (268,675)         34,122
                                                       -------------------------

INVESTING ACTIVITIES
Proceeds at maturity of investment                       109,000             -
Sale of TriPath Stock                                    269,265         171,759
                                                       -------------------------
Net cash provided by investing activities                378,265         171,759
                                                       -------------------------

FINANCING ACTIVITIES
Repurchase of preferred stock in subsidiary              (50,000)            -
                                                       -------------------------
Net cash used in financing activities                    (50,000)            -
                                                       -------------------------

Net increase in cash                                      59,590         205,881

Cash and cash equivalents at beginning of period         416,584         416,238
                                                       -------------------------
Cash and cash equivalents at end of period             $ 476,174       $ 622,119
                                                       =========================


See accompanying notes.

                                  NETMED, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of NetMed, Inc. (the "Company" or "NetMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B, and include the results of operations of OxyNet, Inc. ("OxyNet"), a 89.7% owned subsidiary beginning April 3, 1998. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.


NOTE B - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. For the quarter ended June 30, 2001 and 2000, total comprehensive income amounted to $142,635 and $1,005,751 respectively. For the six months ended June 30, 2001 and 2000 total comprehensive (loss) income was ($191,034) and 855,762, respectively.

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

PLAN OF OPERATION

The Company plans to continue the development of an oxygen concentrator for the home health care market. The Company may also seek a partner or partners for joint development, manufacturing, distribution, or marketing of the oxygen concentrator. The Company does not plan to incur more than $400,000 in development expenses for this product over the next twelve months.

The Company also plans to continue its joint effort with MG Generon, Inc. to develop a device that will use the Company's oxygen separation technology to produce highly concentrated nitrogen from gas mixtures through the removal of oxygen from such mixtures. The terms of the joint development agreement call for the Company to work as a consultant to MG Generon in this effort. The Company does not expect to make significant expenditures over the next twelve months to support this project.

The Company is also evaluating other technologies to joint venture, acquire or develop. If the Company decides to pursue any of these technologies, it may need to raise additional capital to support the development, manufacturing, distribution, or marketing of these technologies.

The Company has financed its operations to date primarily by the sale of NSI common stock owned by the Company, the sale of TriPath common stock, the sale of common shares, the sale of the convertible debentures and the joint development agreement with MG Generon. The Company's combined cash and cash equivalents totaled $476,000 at June 30, 2001, an increase of $59,000 from December 31, 2000. Also, the Company owns 85,020 TriPath common shares that had a market value of $843,000 at June 30, 2001, and investments in certificates of deposit valued at $108,000.

Cash used in the Company's operations was $269,000 for the six months ended June 30, 2001 versus $34,000 provided by operations in the same period of 2000. The Company is a development company and anticipates that its cash requirements will be substantial for the immediate future and believes that it will be necessary to raise additional capital in order to complete the development of the OxyNet device and continue funding the negative cash flow from operations.

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



                                    SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended June 30, 2001 to be signed on its behalf by the undersigned, thereto duly authorized.




                        By: \s\Kenneth  B. Leachman
                           -------------------------
                               Kenneth B. Leachman, Vice President of Finance*

         Dated: August 1, 2001


         * In his capacity as Vice President of Finance, Mr. Leachman is the Registrant's principal financial officer.