Form 10QSB
period 2001-09-30
NETMED INC
filed 2001-11-09
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,713,597 common shares, without par value, on November 9, 2001.

     Transitional Small Business Disclosure Format  YES      NO X
                                                       ---     ---

                                TABLE OF CONTENTS


                                                                                                PAGE NO.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Consolidated Balance Sheet September 30, 2001                                  1

                      Consolidated Statements of Operations For the Three Months Ended
                           and the Nine Months Ended September 30, 2001 and 2000                     2

                      Consolidated Statements of Cash Flows For
                            the Nine Months Ended September 30, 2001 and 2000                        3

                      Notes to Consolidated Financial Statements -
                           September 30, 2001                                                        4

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                           6

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                 7

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                  NETMED, INC.
                           Consolidated Balance Sheet


                                                        September 30, 2001
                                                            (Unaudited)
                                                        ------------------

ASSETS
Current assets:
   Cash and cash equivalents                                $   396,172
   Prepaid assets                                                 5,042
                                                            -----------
Total current assets                                            401,214

Investments                                                     474,433
Furniture and equipment (net of
    accumulated depreciation)                                     9,187
License (net of accumulated
    amortization)                                               240,724
Deposits and other assets                                         4,411
                                                            -----------
Total assets                                                $ 1,129,969
                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $     2,453
   Accrued expenses                                               9,779
                                                            -----------
Total current liabilities                                        12,260

Negative goodwill                                                66,800
Preferred stock of subsidiary                                   380,583

Stockholders' equity:
   Common stock                                               8,062,179
   Accumulated other comprehensive loss                        (109,995)
   Retained deficit                                          (7,281,858)
                                                            -----------
Total stockholders' equity                                      670,326
                                                            -----------
Total liabilities and stockholders' equity                  $ 1,129,969
                                                            ===========

See accompanying notes.

                                  NETMED, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                  Three Months Ended                    Nine Months Ended
                                                     September 30,                         September 30,
                                                 2001                2000             2001             2000
                                             ----------------------------       --------------------------------
Operating expenses:
Selling, general and administrative      $     58,576           $     99,878    $    233,758      $    345,335
Business development                           29,918                 24,275         109,460
                                         ------------           ------------    ------------      -------------
                                                                                                        81,582
Total operating expense                        88,494                124,153         343,218
                                         ------------           ------------    ------------      -------------
                                                                                                       426,917

Operating loss                                (88,494)              (124,153)       (343,218)         (426,917)

Other income (expense):
Interest income                                 3,139                  7,050          17,467            18,070
Settlement of lawsuit                              --                     --         (40,000)               --
Gain from NSI bankruptcy                           --                     --              --         1,043,203
Gain on available-for-
        sale securities                            --                 57,200         129,422
                                         ------------           ------------    ------------      -------------
                                                                                                       124,410
Total other income                              3,139                 64,250         106,889         1,185,683
                                         ------------           ------------    ------------      -------------
(Loss) income before minority interest        (85,355)               (59,903)       (236,329)          758,766

Minority interest                              (6,250)                (9,000)        (19,083)          (27,667)
                                         ------------           ------------    ------------      -------------
Net (loss) income before taxes                (91,605)               (68,903)       (255,412)          731,099

Income tax (benefit) expense                   (7,881)                (3,150)         15,000
                                         ------------           ------------    ------------      -------------
Net (loss) income                        $    (83,724)               (67,903)       (252,262)          716,099

(Loss) on redemption of
         preferred stock                           --                     --              --          (100,000)
                                         ------------           ------------    ------------      -------------


Net (loss) income applicable to
     common stockholders                 $    (83,724)               (67,903)   $   (252,262)     $    616,099
                                         ============           ============    ============      ============

Net (loss) income per share-basic        $      (0.01)          $      (0.01)   $      (0.02)     $       0.05
                                         ============           ============    ============      ============

Net (loss) income per share-diluted      $      (0.01)          $      (0.01)   $      (0.02)     $       0.03
                                         ============           ============    ============      ============

Shares used in computation - basic         13,713,597             13,713,597      13,713,597        13,519,390
                                         ============           ============    ============      ============

Shares used in computation - diluted       13,713,597             13,713,597      13,713,597        20,491,948
                                         ============           ============    ============      ============

                                  NETMED, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                           Nine Months Ended
                                                              September 30
                                                              ------------
                                                           2001          2000
                                                         ----------------------

OPERATING ACTIVITIES
Net (loss) income                                        $(252,262)   $ 716,099
Adjustments to reconcile net loss to net
   cash used for operating activities:
     Depreciation and amortization                          17,420       25,754
     Minority interest                                      19,083       27,667
     (Gain) on available-for-sale securities              (129,422)    (108,960)
     Deferred compensation                                      --       21,736
     (Gain) on stock received from bankruptcy                   --     (713,203)
     Changes in operating assets and liabilities:
        Accounts receivable                                     --       (9,203)
        Prepaid assets                                      22,687       18,965
        Deposits                                            25,000      (25,000)
        Accounts payable                                    (7,726)     (27,037)
        Accrued expenses and other liabilities             (43,456)      14,257
                                                         ---------    ---------
Net cash (used) in operating activities                   (348,677)     (58,925)
                                                         ---------    ---------

INVESTING ACTIVITIES
Proceeds at maturity of investment                         109,000           --
Sale of TriPath Stock                                      269,265      396,772
                                                         ---------    ---------
Net cash provided by investing activities                  378,265      396,772
                                                         ---------    ---------

FINANCING ACTIVITIES
Redemption of preferred stock                                   --     (100,000)
Repurchase of preferred stock in subsidiary                (50,000)          --
                                                         ---------    ---------
Net cash used in financing activities                      (50,000)    (100,000)
                                                         ---------    ---------

Net (decrease) increase in cash                            (20,412)     237,847

Cash and cash equivalents at beginning of period           416,584      416,238
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 396,172    $ 654,085
                                                         =========    =========


See accompanying notes.

                                  NETMED, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


                               SEPTEMBER 30, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of NetMed, Inc. (the "Company" or "NetMed") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B, and include the results of operations of OxyNet, Inc. ("OxyNet"), a 89.7% owned subsidiary beginning April 3, 1998. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.


NOTE B - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. For the quarters ended September 30, 2001 and 2000, total comprehensive (loss) amounted to $(560,686) and $(2,513) respectively. For the nine months ended September 30, 2001 and 2000 total comprehensive (loss) income was ($709,197) and 853,209, respectively.

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

Prior to March 26, 1999, the Company was also in the business of marketing the PAPNET(TM) Testing System, an automated cervical cancER screening product of Neuromedical Systems, Inc. ("NSI"). The Company marketed the PAPNET(TM) Testing System in a five state area undER license from NSI. On March 26, 1999, NSI announced that it had commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. In connection with its Chapter 11 filing, NSI terminated the majority of its U.S. workforce and agreed to sell its intellectual property and related assets to AutoCyte, Inc. (now Tripath Imaging, Inc.), for $4,000,000 in cash and 1.4 million shares of AutoCyte common stock. As of May 6, 1999, NSI, as debtor in possession, rejected the Company's license and the Bankruptcy Court confirmed the rejection over the Company's objection. As a result, the Company became an unsecured creditor of NSI with a breach of contract claim for the termination of the license.

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

PLAN OF OPERATION

In the event that by the end of 2001 the Company is unsuccessful in its efforts to locate a partner or partners for joint development and commercialization of products incorporating its proprietary oxygen separation technology, it plans to curtail further development efforts with respect to the technology. The Company has completed the first phase of its joint development effort with MG Generon, Inc. to develop a device that will use the Company's oxygen separation technology to produce highly concentrated nitrogen from gas mixtures through the removal of oxygen from such mixtures. The Company expects to suspend development efforts on this project, barring further assignments from MG Generon. The Company does not plan to incur any significant development expenses with respect to these technologies during 2002, but plans to continue to seek prospective partners, purchasers, or licensees.

The Company is evaluating other businesses that it may acquire and develop. If the Company decides to acquire any of these businesses, it may need to raise additional capital to effect the acquisition and to finance operations.

The Company has financed its operations to date primarily by the sale of NSI common stock owned by the Company, the sale of TriPath common stock, the sale of common shares, the sale of the convertible debentures and the joint development agreement with MG Generon. The Company's combined cash and cash equivalents totaled 396,000 at September 30, 2001, a decrease of $20,000 from December 31, 2000. Also, the Company owns 85,020 TriPath common shares that had a market value of $366,000 at September 30, 2001, and investments in certificates of deposit valued at $108,000. Cash used in the Company's operations was $349,000 for the nine months ended September 30, 2001 versus $59,000 in the same period of 2000.

Assuming the suspension of further development activities associated with its oxygen separation technology, the Company's future liquidity and capital requirements will depend in large part upon whether it is successful in locating and acquiring one or more new businesses. Additional funding to acquire and operate these businesses may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's financial condition and results of operations.

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

                                   SIGNATURE


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended September 30, 2001 to be signed on its behalf by the undersigned, thereto duly authorized.





                             By: \s\Kenneth  B. Leachman
                                ------------------------
                                Kenneth B. Leachman, Vice President of Finance*


         Dated: November 9, 2001


          * In his capacity as Vice President of Finance, Mr. Leachman is the Registrant's principal financial officer.