Form 10KSB40
period 2001-12-31
NETMED INC
filed 2002-03-29
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2001

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

                        41 SOUTH HIGH STREET, SUITE 2800
                              COLUMBUS, OHIO 43215
                    (Address of principal executive offices,
                               including zip code)

                                 (614) 227-2136
                           (Issuer's telephone number,
                              including area code)

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant had no revenues for the fiscal year ended December 31, 2001.

     The aggregate market value of the registrant's common equity held by non-affiliates of the registrant was approximately $375,428 on March 22, 2001.

     There were 13,713,597 of the Registrant's Common Shares outstanding on March 28, 2002.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No[x]

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

     The Company is an Ohio corporation whose sole business activity during 2001, through its majority owned subsidiary OxyNet, Inc., involved research and development activities associated with a proprietary ceramic-based technology for separation of oxygen from ambient air and other gases. These activities were suspended effective December 31, 2001, pending efforts to locate a prospective licensee or development partner.

     The Company is continuing efforts begun in 2001 to evaluate other business opportunities, which included preliminary investigation and due diligence. To date, these efforts have not, in the judgment of the Company's management, produced an attractive merger or acquisition candidate. While the Company is not limiting its search for business opportunities to one industry group or sector, management believes that a viable merger or acquisition candidate should provide the possibility for short and long term stockholder value. The Company is presently seeking a candidate with a proprietary product or service, which may be in the development stage, that offers the Company the opportunity to realize these objectives.

     The Company was originally organized in 1989 for the purpose of acquiring the exclusive territorial rights in Ohio to market the PAPNET(R) Testing System, an automated cervical cancer screening product of Neuromedical Systems, Inc. ("NSI"). In 1990, it acquired from NSI marketing rights for Kentucky and the Chicago, Illinois metropolitan area. On December 16, 1996, the Company completed a merger with licensees that had held the rights to market the PAPNET Testing System in the states of Missouri, Georgia and North Carolina. The Company was the surviving corporation in the merger. Upon completion of the merger, the Company changed its name from Papnet of Ohio, Inc. to NetMed, Inc.

     In March 1999 NSI commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code, and terminated the Company's license. As a result of the termination, the Company asserted claims in NSI's bankruptcy for breach of contract, and on December 3, 1999, the Company announced that the bankruptcy court had approved a settlement among the Company, NSI, and the official committee of unsecured creditors. The agreement provided for the settlement and release of the Company's claims in exchange for 175,000 shares of common stock of Tripath Imaging, Inc. (NasdaqNM: TPTH), and the allowance in the bankruptcy proceeding of an unsecured claim by the Company in the amount of $1.5 million. The 175,000 Tripath shares were issued to the Company in late December, 1999, and the balance of its settled claim was included with other allowed claims of unsecured creditors and was paid out of liquidation proceeds in the bankruptcy proceeding. During 2000, the Company received an additional 145,020 Tripath shares in respect of its unsecured claim and $450,000 in cash. During 2001, no further distributions were received, and the Company does not expect to receive any additional payments as a result of the settlement.

DEVELOPMENT OF OXYGEN TECHNOLOGY

     In early 1997 the Company entered into an agreement with CeramPhysics, Inc. of Westerville, Ohio ("Ceram"), pursuant to which the Company obtained the right to acquire 95% ownership of Ceram Oxygen Technologies, Inc. ("COTI"), a Ceram subsidiary that held an exclusive world-wide license to Ceram's patented ceramic oxygen generation technology for all applications of the technology except oxygen sensors and fuel cells (the "CPI License"). On April 3, 1998, the Company acquired from COTI 95 common shares, representing 95 percent of COTI's outstanding common shares immediately following the closing, in exchange for a cash payment of $50,000 and delivery of a note in the principal amount of $150,000. The cash payment and note were assigned by COTI to Ceram in payment of a $200,000 license fee for the technology. Following this transaction, COTI's name was changed to "OxyNet, Inc."

     On March 15, 2001, the Company settled litigation with Ceram and its principals over a purported termination of the CPI License, as well as disputes concerning the scope of the license and the payment of royalties. See "Legal Proceedings."

     It has been the Company's intention to incorporate the licensed technology into products that separate and concentrate oxygen from ambient air and other gases, with the first product being an oxygen concentrator for use in

\
the home health industry. Since acquisition of the rights to the technology, the Company has proceeded with the scale-up of early demonstration modules incorporating the technology, and has developed other components necessary to construct a prototype oxygen concentrator system. Since 1997, the Company experienced a number of technical challenges that have delayed the completion of a prototype device, but by late 2000 was able to demonstrate a prototype device that generated in excess of 1 liter per minute of pure oxygen. During 2001, the Company's efforts were directed to refining the prototype and increasing the flow rate to above 2 liters per minute, but further development activities were suspended at the end of 2001.

     On March 7, 2000, the U.S. Patent Office issued patent No. 6,033,457 on the Company's medical oxygen concentrator system. The patent has been assigned to the Company's subsidiary, Oxynet, Inc.

     The Company has also pursued other applications of the technology beyond the generation of medical oxygen. On April 30, 1999, the Company and OxyNet, Inc. entered into a joint development agreement and a licensing agreement with MG Generon, Inc., a subsidiary of Messer Group, to pursue development of a device that will use the technology to produce highly concentrated nitrogen from gas mixtures through the removal of oxygen from such mixtures. The Company granted a first security interest in the license agreement between the Company, OxyNet and Ceram, and if joint development efforts are successful, MG Generon would have exclusive rights to the nitrogen purification technology and the Company would be paid a royalty. MG Generon made a payment of $250,000 to the Company upon execution of the joint development agreement, and agreed to fund additional development costs based upon a project schedule to be approved by MG Generon. The Company and MG Generon completed the initial phase of their joint development relationship in 2001. During 2001, the business of MG Generon (including MG Generon's rights under the joint development agreement and license agreement) was sold to Generon IGS, Inc., an entity controlled by MG Generon's former management. Generon IGS has indicated an interest in pursuing further development of the nitrogen purification technology, but no development activities are currently underway.

     Although it was initially the Company's intention to pursue the development of a commercial version of the oxygen concentration device, given the long development cycle that it had experienced to date and greater than anticipated costs of development, in 2001 the Company concluded that it lacked the financial and other resources necessary to commercialize the technology on its own, and sought to pursue commercialization through a licensing, joint venture or similar relationship with another company. The Company has from time to time pursued discussions with other parties for such a relationship, but as of the date of this report has not concluded any agreements.

PERSONNEL

     As of March 22, 2002, the Company employed 1 part time employee. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its relationship with its employees to be good.

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

We Have Incurred Continuing Losses and May Never Have Positive Earnings from Operations

     Since 1998, our business has been limited to research and development activities relating to our OxyNet(TM) technology, from which we derived no revenue in 2001. We are subject to risks incident to any early stage business, including the absence of earnings. The Company has experienced operating losses since its inception, with those for fiscal year 2001 totaling $339,375. As of December 31, 2001, we had a retained deficit of $7,368,970. Unless and until we acquire an operating business, or realize revenue from a licensing or development relationship relating to the oxygen technology, we will realize no revenue, and will be dependent upon current cash resources and the proceeds of the sale of TriPath stock to fund operations. There can be no assurance that the Company will ever generate revenues or achieve profitability.

The Safety and Efficacy of the Oxygen Device is Not Established, and it May Not Receive Necessary Regulatory Approvals

     The Company's oxygen concentrator device is still in the prototype stage and, accordingly, its safety and efficacy have not yet been established. Assuming that we are ultimately successful in developing a commercial version of the device, either alone or through a partner, its production and marketing will be subject to regulations by numerous government authorities in the United States and other countries. The manufacture and sale of Licensed Products for medical use will be subject to FDA review and approval, which can be an expensive, lengthy and uncertain process.

     Failure of the Company or its licensees to complete clinical trials or obtain the necessary FDA clearances or approvals, or to obtain such clearances or approvals on a timely basis, will adversely affect our receipt of revenue from the technology and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the FDA and various state agencies inspect medical device manufacturers from time to time to determine whether they are in compliance with applicable regulations, including ones concerning manufacturing, testing, quality control and product labeling practices. Noncompliance with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any devices manufactured or distributed by the Company or its licensees. Such regulatory incidents could adversely affect production and marketing of devices, and therefore reduce the revenues which the Company would realize from such products.

Market Acceptance of the Oxygen Device is Uncertain

     The OxyNet(TM) oxygen concentrator system represents a new approach to medical oxygen, and there can be no assurance that the it will gain any significant degree of market acceptance even if the necessary regulatory clearances or approvals are obtained. We believe that in order to obtain market acceptance for oxygen concentrators designed for use in the home health industry, recommendations by physicians may be significant, and there can be no assurance that any such recommendations will be obtained. In addition, the medical gas industry is highly competitive. In order to compete successfully against other products, any products will have to be competitively priced. Insufficient market acceptance of devices would have a material adverse effect on the Company's business, financial condition and results of operations.

The Oxygen Device Faces Substantial Competition and Technological Risk

     The ability of the Company or its licensees to compete in the medical oxygen field will initially depend primarily upon physician and consumer acceptance of the home health care model of the oxygen concentrator, consistency of product quality and delivery, price, technical capability and the training of health care professionals and consumers. Other factors affecting competitiveness will include its development and innovation capabilities, its ability to obtain required regulatory clearances, the ability to protect the proprietary technology included in the oxygen devices, manufacturing and marketing capabilities, third-party reimbursement status and the ability to attract and retain skilled employees. The Company has insufficient capital and management resources to complete the development and commericialization of these products, and its prospective competitors will have significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that others will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any products that may be offered by the Company or its licensees, nor can there be any assurance that such competitors will not succeed in obtaining regulatory clearance, introducing or commercializing any such products before the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

We May Not be Able to Protect Our Intellectual Property

     The Company's ability to realize a significant revenue stream from the oxygen device will depend, in part, on the ability of the Company to develop and maintain proprietary aspects of the oxygen concentrator technology. Although the Company's OxyNet subsidiary has been issued a United States patent for its home concentrator system, and has exclusively licensed other patents for the core technology, there can be no assurance that these patents will not be challenged, invalidated or circumvented in the future. Legal standards related to the enforceability, scope and validity of patents are in transition and are subject to uncertainty due to broad judicial discretion and evolving case law. Moreover, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell devices either inside or outside the United States. The defense and prosecution of patent litigation or other legal or administrative proceedings related to patents is both costly and time-consuming, even if the outcome is favorable to the Company. An adverse outcome could subject the Company and its licensees to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company and its licensees to cease making, using or selling any products incorporating the oxygen separation technology. There also can be no assurance that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all.

     There has been extensive litigation in the medical device industry regarding patents and other intellectual property rights. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial. Adverse determinations as to the OxyNet intellectual property could:

     o    limit or destroy the value of our license rights to these technologies
     o    subject us to significant liabilities from third parties
     o    require us to seek licenses from third parties
     o prevent the Company and its licensees from manufacturing or selling Licensed Products

Any of these determinations could have a material adverse effect on our business, financial condition and results of operations.

     The Company also relies on unpatented proprietary technology, and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's unpatented proprietary technology. In addition, the Company cannot be certain that others will not independently develop substantially equivalent or superseding proprietary technology, or that an equivalent product will not be marketed in competition with the Licensed Products, thereby substantially reducing the value of the Company's proprietary rights. There can be no assurance that any confidentiality agreements between the Company and its employees, consultants or contractors will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information.

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

Issuance of Additional Equity Securities Could Dilute Your Interest

     In the event that the Company is successful in locating an acquisition candidate, it may issue common stock as all or part of the consideration for the acquisition, which could further dilute the holdings of current common shareholders.

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

     We had 13,713,597 common shares outstanding as of December 31, 2001. Approximately 1,603,000 shares are held by affiliates of NetMed, all of which are eligible for resale under Rule 144 of the Securities and Exchange Commission.

We May Need to Raise Additional Capital in Order to be Successful

     In the event that the Company is successful in locating an acquisition candidate, it may need to raise additional capital in 2002 to fund the acquisition and the operation of the acquired business, and there can be no assurance that such capital will be available on terms acceptable to the Company, or at all.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company does not currently own any real property or rent any office space.

ITEM 3.   LEGAL PROCEEDINGS.

     On March 1, 1999, the Company and OxyNet commenced a lawsuit in the Common Pleas Court of Franklin County, Ohio against Ceram and its principals over Ceram's purported termination of the license for the ceramic oxygen generation technology, as well as over other issues, including whether oxygen "scrubbing" applications are included in the scope of the license and whether minimum royalties are payable prior to the manufacture or sale of products incorporating the technology, and asserting claims for damages for fraud and negligent misrepresentation. On March 3, 1999, the Company and OxyNet obtained a temporary restraining order prohibiting Ceram from taking any action to terminate the license or that otherwise is inconsistent with the rights of the Company under the license. On March 24, 1999, the court issued a decision finding that the license had not been terminated and granting a preliminary and permanent injunction against Ceram from taking any action inconsistent with the Company's rights under the license. On March 22, 2001, the Company concluded a settlement with Ceram. Under the terms of the settlement, the Company paid Ceram $40,000, and Ceram confirmed the Company's rights under the license, including the exclusive right to apply the licensed technology in "scrubbing" applications. Ceram has also agreed that no minimum royalties will be payable until the Company sells a product incorporating the licensed technology. The Company has also agreed that, in the event that it assigns or transfers its interest in the license, it will allow Ceram a small participation in any net proceeds realized by the Company above a specified minimum amount.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Shares are admitted for quotation on the NASD OTC Bulletin Board ("OTCBB") under the symbol "NTMD."

     The following table sets forth the high and low price per share of transactions quoted on the OTCBB, as reported by Standard & Poor's Comstock. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         First Quarter 2000.........................    $  0.40        $  0.03
         Second Quarter 2000........................       0.22           0.06
         Third Quarter 2000.........................       0.15           0.005
         Fourth Quarter 2000........................       0.07           0.03

         First Quarter 2001.........................    $  0.045       $  0.025
         Second Quarter 2001........................       0.04           0.02
         Third Quarter 2001.........................       0.031          0.017
         Fourth Quarter 2001........................       0.03           0.012

     On March 20, 2002, the last reported sale price of the Common Shares was $.015 per share. On March 22, 2002, there were 417 holders of record of the Common Shares. This figure excludes an indeterminate number of stockholders whose shares are held in "street" or "nominee" name.

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

     In September, 1998, the Company's OxyNet subsidiary completed the private placement of 500 shares of convertible preferred shares for net proceeds of $491,000. These proceeds were used for research and development activities relating to OxyNet's ceramic oxygen generation technology. The OxyNet preferred shares are convertible into common shares of OxyNet on a one share for one share basis. In addition, purchasers of the OxyNet preferred shares were given the right to exchange them for NetMed common shares if a public offering of the common shares of OxyNet did not occur 18 months from the date of issuance of the OxyNet shares. This one time right to exchange the OxyNet shares for NetMed common shares was available only for a period of 30 days following the expiration of the 18 month period referenced above. The 18 month period expired in March, 2000 without a public offering having occurred, but the Company agreed with holders of 350 of the OxyNet shares to extend the period for an additional 12 months. In March 2000, a holder of 50 preferred shares exercised his exchange rights, which required the Company to issue the holder 844,645 common shares. In November 2000, the Company offered the holders of the remaining 450 preferred shares $500 per share in cash for their shares. During December 2000 and January 2001 holders of 137.5 preferred shares sold their shares to the Company for $68,750. The extended period for exercise of the exchange right as to the remaining OxyNet shares expired in March 2001 without any other holder exercising the exchange right. Consequently, the holders of the 312.5 remaining preferred shares no longer have a right to exchange them for our common shares.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

     The Company is an Ohio corporation whose sole business activity during 2001, through its majority owned subsidiary OxyNet, Inc., involved research and development activities associated with a proprietary ceramic-based technology for separation of oxygen from ambient air and other gases. These activities were suspended effective December 31, 2001, pending efforts to locate a prospective licensee or development partner.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2001 AND 2000

     The Company generated no revenue from operations in 2001 and 2000.

     Total operating expenses decreased to $432,000 for the twelve months ended December 31, 2001 from $581,000 for the same period in 2000. The decrease is due to a decline in legal fees due to the settlement on the lawsuit with CeramPhysics and the completion of the NSI bankruptcy.

     The Company recorded a gain on available-for-sale securities of $129,000 and $139,000 for the twelve months ended December 31, 2001 and 2000, respectively, as a result of selling shares of the TriPath stock received in the NSI bankruptcy. The Company recorded income from the settlement of the NSI bankruptcy of $1,261,000 for the twelve months ended December 31, 2000.

     Interest income was $25,000 and $26,000 for the twelve months ended December 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date primarily by the sale of NSI common stock owned by the Company, the sale of its common shares and preferred shares of OxyNet, the sale of convertible debentures, the joint development agreement with MG Generon, and proceeds from the NSI bankruptcy. The Company's combined cash and cash equivalents totaled $412,000 at December 31, 2001 which is a decline of $5,000 from December 31, 2000. Also, the Company owns 85,020 TriPath common shares that had a market value of $640,000 at December 31, 2001.

     Cash used in the Company's operations was $440,000 for the twelve months ended December 31, 2001 versus $119,000 used in the same period of 2000.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT.

BOARD OF DIRECTORS

     S. Trevor Ferger, age 47, is the President and Chief Executive Officer of the Company, and has served as a director since December, 1996. He is also President of Ferger & Associates, a sales consulting firm. He started his career with Procter & Gamble and had sales management responsibilities in Atlanta, Georgia; Jacksonville, Florida; and Raleigh, North Carolina. After obtaining an MBA Degree from Xavier University in Cincinnati, he started a sales and marketing firm specializing in the sales and marketing of consumer goods to grocery stores, which merged into Acosta Sales of Jacksonville, Florida in October of 1996.

     Cecil J. Petitti, age 48, has been owner of Petitti Insurance Agency, located in Dublin, Ohio since 1984, specializing in multiple insurance products, including medical insurance. Mr. Petitti is also President of NetWalk, Inc., a Columbus-based Internet service provider, and CallTech Communications, LLC, a company providing telemarketing services and outsourced customer contact management. Mr. Petitti earned a Bachelor of Arts degree in Education from The Ohio State University. Mr. Petitti has been a director of the Company since June, 1994.

     Michael S. Blue, M.D., age 49, has been a practicing physician since 1980. Dr. Blue graduated from Miami University of Ohio in 1976 with a Bachelor of Science in Zoology and graduated from The Ohio State University with a Doctor of Medicine in 1979. Dr. Blue has been President of Phoenix Group International, Ltd. and North American International Trade Group, Inc. since 1994 and 1992, respectively. He has also been Secretary/Treasurer and member of the Board of Directors of Columbus Oilfield Exploration, Inc. since 1987. Dr. Blue has been a director of the Company since December 1996.

     Robert J. Massey, age 56, has served on the Board of Directors of the Company since January, 1997. He is currently Chairman of the Board of CallTech Communications, LLC, a company providing telemarketing services and outsourced customer contact management. He formerly was President, Chief Executive Officer and a director of CompuServe Corporation, culminating an over twenty year career with the firm as an executive with responsibilities in sales, marketing and general management. Prior to CompuServe he was a sales executive with the IBM Corporation. In addition to serving on the CallTech Board, Mr. Massey is a director of PWI, a Columbus-based software company; and ITS, an e-Commerce company also in Columbus. He is a graduate of Holy Cross College, Worcester, Massachusetts and earned an MBA in Finance from Syracuse University.

     Susan M. O'Toole, age 52, has served on the Board of Directors since May, 1998. Ms. O'Toole is Executive Vice President and advisory board member of Retail Apparel Group, Inc., a privately-held retail apparel company based in Cleveland, Ohio. From 1987 to 1996, Ms O'Toole was a senior operating executive with The Limited, Inc. in Columbus, Ohio, serving as President of its Limited Too division from 1993-1996. Prior to joining The Limited, Ms. O'Toole was Executive Vice President of Seifert's, a specialty retailer, from 1971 to 1987.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors of the Company had a total of three meetings during the year ended December 31, 2001. During 2001 each of the directors attended 75% or more of the total number of (i) meetings of the Board, and (ii) meetings of committees of the Board on which such director served. Directors who are not employees of the Company received $500 for each Board meeting attended. In 2000 and prior years, non-employee directors received stock options as compensation for their services.

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

EXECUTIVE OFFICERS

     In addition to S. Trevor Ferger, the following person is an executive officer of the Company:

     Kenneth B. Leachman, age 48, was elected as Vice President of Finance in October 1996. Mr. Leachman has held various financial management positions with several technology based companies, including Corporate Controller for Goal Systems International from 1989 to 1991 and as Chief Financial Officer of Sarcom, Inc. from 1992 to 1994. Mr. Leachman has a Bachelor of Science degree in accounting from The Ohio State University in 1975 and earned his CPA certificate from the State of Ohio in 1977.

     Officers are elected annually by the Board of Directors and serve at its discretion. There are no family relationships among directors and executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who are beneficial owners of more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it and written representations from reporting persons, the Company believes that all filing requirements applicable to its reporting persons were complied with during 2001.

ITEM 10.   EXECUTIVE COMPENSATION.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's President, who is the only executive officer whose combined salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2001 ( the "Named Executive Officer").

                           SUMMARY COMPENSATION TABLE


                                                                                       LONG-TERM
                                                         ANNUAL COMPENSATION         COMPENSATION
                                                       --------------------------    -------------
     NAME AND PRINCIPAL POSITION           YEAR        SALARY           BONUS            AWARDS        ALL OTHER
                                                         ($)             ($)         -------------    COMPENSATION
                                                                                       SECURITIES        ($)(1)
                                                                                      UNDERLYING
                                                                                        OPTIONS
                                                                                          (#)
---------------------------------------   --------  --------------  ---------------  --------------  ---------------
S. Trevor Ferger, President and           2001       $100,000             -                                -
Chief Executive Officer                   2000       $100,000             -          200,000(2)            -
                                          1999       $ 59,375             -          150,000(3)            -




(1) Includes matching contribution to the Company's 401(k) Plan, car allowance and excess group term insurance.

(2) Options to purchase 50,000 common shares issued on each of February 1, June 1, September 1, and December 1, 2000.

(3) Options to purchase 50,000 common shares issued on each of June 1, September 1, and December 1, 1999.


                       OPTION GRANTS IN LATEST FISCAL YEAR

     No stock options were granted during 2001 to the Named Executive Officer.

      AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table provides certain information regarding the number and value of stock options held by the Named Executive Officers at December 31, 2001.


                                                      NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS AT FISCAL
                                                            AT FISCAL YEAR-END                  YEAR-END ($)(1)
                                                      -------------------------------  -------------------------------
                              SHARES
                             ACQUIRED        VALUE
          NAME                  ON         REALIZED      EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
                             EXERCISE         ($)
--------------------------  -----------   ------------  --------------  --------------  --------------   --------------

S. Trevor Ferger                0              0           578,677            0              $0               $0



(1) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year end ($.013 on December 31, 2001). An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive stock options as the principal form of compensation for their services. For board service during 2000, Messrs. Petitti, Massey, and Blue and Mrs. O'Toole were each granted options to purchase 50,000 shares (exercisable at $.035 per share), and Mr. James Zid, a former director, was granted options for 75,000 shares (exercisable at $.03 per share). For board service during 2001, Messrs. Petitti, Massey, and Blue and Mrs. O'Toole were each granted options to purchase 25,000 shares (exercisable at $.03 per share), and Mr. Zid was granted options for 35,000 shares (exercisable at $.035 per share), and each received $500 for each Board meeting attended.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS

     The following table sets forth information regarding beneficial ownership of the Company's Common Shares by each director, the Company's executive officers named in the Summary Compensation Table, each person known to the Company to own beneficially more than 5% of the outstanding Common Shares, and the directors and executive officers of the Company as a group as of March , 2002:

                                                         SHARES BENEFICIALLY OWNED (1)
                                                         -----------------------------
                  NAME OF BENEFICIAL OWNER                      NUMBER                 PERCENT
-------------------------------------------------------  ---------------------     -----------------
S. Trevor Ferger(2)                                                    862,502                  6.3
Cecil J. Petitti(3)                                                    269,296                  2.0
Michael S. Blue(4)                                                     404,717                  2.6
Robert J. Massey(5)                                                    119,000                    *
Susan M. O'Toole(6)                                                    118,000                    *
Kenneth B. Leachman(7)                                                  55,000                    *
David J. Richards(8)                                                 1,247,657                  8.2

All directors and executive officers as a group                      1,828,515
   (6 persons)                                                                                 12.6



----------------------
* Represents beneficial ownership of less than 1% of the Company's outstanding Common Shares.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power or as to which the person has the right to acquire the beneficial ownership within 60 days of March 31, 2002. Unless otherwise indicated, voting power and investment power are exercised solely by the person named above or shared with members of his household.

(2) Includes 578,677 shares which may be purchased under stock options and a warrant exercisable within 60 days of March 31, 2002.

(3) Includes 119,320 shares which may be purchased under stock options exercisable within 60 days of March 31, 2002.

(4) Includes 118,000 shares which may be purchased under stock options exercisable within 60 days of March 31, 2002.

(5) Includes 118,000 shares which may be purchased under stock options exercisable within 60 days of March 31, 2002.

(6) Includes 118,000 shares which may be purchased under stock options exercisable within 60 days of March 31, 2002.

(7) Includes 33,000 shares which may be purchased under stock options exercisable within 60 days of March 31, 2002.

(8) Includes 390,775 shares which may be purchased under a warrant exercisable within 60 days of March 31, 2002.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In September, 1998, the Company's OxyNet subsidiary completed the private placement of 500 shares of convertible preferred shares for net proceeds of $491,000. These proceeds were used for research and development activities relating to OxyNet's ceramic oxygen generation technology. The OxyNet preferred shares are convertible into common shares of OxyNet on a one share for one share basis. In addition, purchasers of the OxyNet preferred shares were given the right to exchange them for NetMed common shares if a public offering of the common shares of OxyNet did not occur 18 months from the date of issuance of the OxyNet shares. This one time right to exchange the OxyNet shares for NetMed common shares was available only for a period of 30 days following the expiration of the 18 month period referenced above. The 18 month period expired in March, 2000 without a public offering having occurred, but the Company agreed with holders of 350 of the OxyNet shares to extend the period for an additional 12 months. In March 2000, a holder of 50 preferred shares exercised his exchange rights, which required the Company to issue the holder 844,645 common shares. In November 2000, the Company offered the holders of the remaining 450 preferred shares $500 per share in cash for their shares. During December 2000 and January 2001 holders of 137.5 preferred shares sold their shares to the Company for $68,750. The extended period for exercise of the exchange right as to the remaining OxyNet shares expired in March 2001 without any other holder exercising the exchange right. Consequently, the holders of the remaining 312.5 remaining preferred shares no longer have a right to exchange them for our common shares.


                                     PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

          (1) The following financial statements are included in this report under Item 7:

                    Consolidated Balance Sheet as of December 31, 2001.

                    Consolidated Statements of Operations for the two years ended December 31, 2001.

                    Consolidated Statements of Stockholders' Equity for the two years ended December 31, 2001.

                    Consolidated Statements of Cash Flows for the two years ended December 31, 2001.

                    Notes to Consolidated Financial Statements.

                    Report of Independent Auditors.

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

     10.2 Settlement Agreement and Mutual Release effective as of May 14, 1999, entered into by and among David J. Richards, the Company and OxyNet, Inc. (Previously filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999, and incorporated herein by reference.)

     10.3 Settlement Agreement among the Registrant, Neuromedical Systems, Inc. as debtor in possession, and the official committee of unsecured creditors Case No. 99-00703, United States Bankruptcy Court, District of Delaware, dated October 29, 1999. (Previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

     10.4 Intellectual Property Development and Ownership Agreement among the Registrant, OxyNet, Inc. and MG Generon, Inc. dated April 30, 1999. (Previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

     10.5 Exclusive License Agreement among the Registrant, OxyNet, Inc. and MG Generon, Inc., dated April 30, 1999. (Previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

     10.6 Reimbursement and Security Agreement among the Registrant, OxyNet, Inc. and MG Generon, Inc., dated April 30, 1999. (Previously filed as
          Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)


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

                                            NetMed, Inc.


Date:  March 29, 2002                       By:  /S/ S. Trevor Ferger
                                               -------------------------------
                                                     S. Trevor Ferger, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 2002.

         Signature                             Title


   /s/ S. Trevor Ferger                        President and Director
--------------------------------
       S. Trevor Ferger


       *Kenneth B. Leachman                    Vice President - Finance
--------------------------------               Treasurer
       Kenneth B. Leachman


       *Cecil J. Petitti                       Director
--------------------------------
       Cecil J. Petitti


       *Michael S. Blue, M.D.                  Director
--------------------------------
       Michael S. Blue, M.D.


       *Robert J. Massey                       Director
--------------------------------
       Robert J. Massey


       *Susan M. O'Toole                       Director
--------------------------------
       Susan M. O'Toole


*By: /s/ S. Trevor Ferger
    --------------------------------------
     S. Trevor Ferger, Attorney in fact

                          Annual Report on Form 10-KSB

                              Item 7 and Item 13(a)

                              Financial Statements

                                Certain Exhibits

                          Year ended December 31, 2001

                                  NetMed, Inc.

                                 Columbus, Ohio

                                  NetMed, Inc.
                                 and Subsidiary

                    Audited Consolidated Financial Statements


                     Years ended December 31, 2001 and 2000









                                    CONTENTS


Report of Independent Auditors...............................................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheet...................................................F-3
Consolidated Statements of Operations........................................F-4
Consolidated Statements of Stockholders' Equity..............................F-5
Consolidated Statements of Cash Flows........................................F-6
Notes to Consolidated Financial Statements...................................F-7

                         Report of Independent Auditors



The Board of Directors and Stockholders
NetMed, Inc.


We have audited the accompanying consolidated balance sheet of NetMed, Inc. and subsidiary (the Company) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                           ERNST & YOUNG LLP


Columbus, Ohio
March 20, 2002

                                  NetMed, Inc.

                           Consolidated Balance Sheet
                                December 31, 2001



ASSETS
Current assets:
   Cash and cash equivalents                                    $   412,430
   Prepaid assets                                                    29,150
                                                             ------------------
Total current assets                                                441,580

Investments--available for sale                                     640,200
Furniture and equipment (net of accumulated
   depreciation of $85,602)                                           2,676
License (net of accumulated amortization
    of $107,763)                                                    235,363

                                                             ------------------
Total assets                                                    $ 1,319,819
                                                             ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $     4,643
   Other liabilities                                                  8,414
                                                             ------------------
Total current liabilities                                            13,057
Negative goodwill                                                    62,100
Preferred stock of subsidiary                                       386,833
Stockholders' equity:
   Common stock, no par value, 20,000,000 shares
     authorized, 13,713,597 issued and outstanding at
     December 31, 2001                                            8,062,179
   Accumulated other comprehensive income                           164,620
   Retained deficit                                              (7,368,970)
                                                             ------------------
Total stockholders' equity                                          857,829
                                                             ------------------
Total liabilities and stockholders' equity                      $ 1,319,819
                                                             ==================

See accompanying notes.

                                  NetMed, Inc.

                      Consolidated Statements of Operations



                                                             2001                2000
                                                      ----------------------------------------

Operating expenses:
   Selling, general and administrative                     $   300,456        $   470,494
   Business development                                        131,447            110,035
                                                      ----------------------------------------
Total operating expenses                                       431,903            580,529
                                                      ----------------------------------------

Operating  loss                                               (431,903)          (580,529)

Other income (expense):
   Interest income                                              25,289             25,941
   Gain on sale of available-for-sale
     securities                                                129,422            139,256
   License settlement                                          (40,000)
   Gain on NSI bankruptcy                                           --          1,261,206
                                                      ----------------------------------------
Total other income--net                                         114,711          1,426,403
                                                      ----------------------------------------
(Loss) income before income taxes and minority
   interest                                                   (317,192)           845,874

Minority interest                                              (25,333)           (11,182)
                                                      ----------------------------------------
Net (loss) income before taxes                                (342,525)           834,692
Income tax (benefit) expense                                    (3,150)            34,000
                                                      ----------------------------------------
Net (loss) income                                             (339,375)           800,692

(Loss) on redemption of
   preferred stock                                                --             (100,000)
                                                      ----------------------------------------
Net (loss) income applicable
   to common stockholders                                   $ (339,375)       $   700,692
                                                      ========================================

Net (loss) income per share-basic                                $(.02)              $.05
                                                      ========================================
Net (loss) income per share-diluted                              $(.02)              $.04
                                                      ========================================


See accompanying notes.

                                  NetMed, Inc.

                 Consolidated Statements of Stockholders' Equity



                                                                ACCUMULATED
                                                                    OTHER            RETAINED
                                                COMMON          COMPREHENSIVE        EARNINGS
                                                STOCK           INCOME (LOSS)        (DEFICIT)           TOTAL
                                           --------------------------------------------------------------------------
Balance, January 1, 2000                     $ 8,094,466        $   (16,875)         $ (7,830,287)       $ 247,304
   Adjustment to unrealized gains net
     of tax                                                         363,817                                363,817
   Net income                                                                             800,692          800,692
                                                                                                    -----------------
   Comprehensive income                                                                                  1,164,509
                                                                                                    -----------------
   Deferred compensation
       stock options                              11,713                                                    11,713
   Conversion of preferred stock
           of subsidiary                          56,000                                                    56,000
   Redemption of preferred stock                (100,000)                                                 (100,000)
                                           --------------------------------------------------------------------------
Balance, December 31, 2000                     8,062,179           346,942            (7,029,595)        1,379,526
    Adjustment to unrealized gain                                 (182,322)                               (182,322)
    Net loss                                                                            (339,375)         (339,375)
                                                                                                    -----------------
    Comprehensive loss                                                                                    (521,697)

                                           --------------------------------------------------------------------------
Balance, December 31, 2001                    $ 8,062,179       $  164,620          $ (7,368,970)        $ 857,829
                                           ==========================================================================


See accompanying notes.

                                  NetMed, Inc.

                      Consolidated Statements of Cash Flows



                                                                       DECEMBER 31,
                                                                   2001              2000
                                                             -----------------------------------
OPERATING ACTIVITIES
Net (loss) income                                              $   (339,375)       $  800,692
Adjustments to reconcile net income (loss) to net
  cash used for operating activities:
     Depreciation and amortization                                   24,592            37,820
     (Gain) on available-for-sale securities                       (129,422)         (139,256)
     Compensation on extended stock options                              --            11,713
     Minority interest                                               25,333            11,182
     Gain on NSI bankruptcy                                              --          (811,206)
     Changes in operating assets and liabilities:
       Prepaid assets                                                (1,421)           (2,521)
       Deposits                                                      29,411           (25,000)
       Accounts payable                                              (5,536)          (38,432)
       Accrued expenses and other liabilities                       (44,001)           36,375
                                                             -----------------------------------
Net cash used in operating activities                              (440,419)         (118,633)
                                                             -----------------------------------

INVESTING ACTIVITIES
Proceeds from securities                                            486,265           454,729
Purchase of securities                                                   --          (217,000)
                                                             -----------------------------------
Net cash provided by investing activities                           486,265           237,729
                                                             -----------------------------------

FINANCING ACTIVITIES
Repurchase of preferred stock in subsidiary                         (50,000)          (18,750)
Redemption of preferred stock                                            --          (100,000)
                                                             -----------------------------------
Net cash used in financing activities                               (50,000)         (118,750)
                                                             -----------------------------------

Net (decrease) increase in cash and cash equivalents                 (4,154)              346
Cash and cash equivalents at beginning
   of period                                                        416,584           416,238
                                                             -----------------------------------
Cash and cash equivalents at end of period                     $    412,430        $  416,584
                                                             ===================================


See accompanying notes.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

The Company is an Ohio corporation whose sole business activity during 2001, through its majority owned subsidiary OxyNet, Inc., involved research and development activities associated with a proprietary ceramic-based technology for separation of oxygen from ambient air and other gases. These activities were suspended effective December 31, 2001, pending efforts to locate a prospective licensee or development partner.

The Company is continuing efforts begun in 2001 to evaluate other business opportunities, which included preliminary investigation and due diligence. To date, these efforts have not, in the judgment of the Company's management, produced an attractive merger or acquisition candidate. While the Company is not limiting its search for business opportunities to one industry group or sector, management believes that a viable merger or acquisition candidate should provide the possibility for short and long term stockholder value. The Company is presently seeking a candidate with a proprietary product or service, which may be in the development stage, that offers the Company the opportunity to realize these objectives.

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

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


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

NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per share:


                                                       2001              2000
                                               ------------------ ------------------
         Net (loss) income applicable to
             common stockholders                 $  (339,375)        $   700,692

         OxyNet preferred dividend charge                N/A              36,932
                                               ================== ==================
                                                 $  (339,375)        $   737,624
         Weighted average shares                  13,713,597          13,568,207
         Effect of dilutive stock options
             and warrants                                N/A             266,071
         Assumed conversion of OxyNet
              preferred shares                           N/A           6,868,374
                                               ------------------ ------------------
                                                  13,713,597          20,702,652
                                               ================== ==================

         Basic (loss) income per share           $      (.02)        $       .05
                                               ================== ==================
         Diluted (loss) income per share         $      (.02)        $       .04



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

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations and Statement Of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The transition provision of SFAS 141 requires that upon adoption of the new accounting rules, any existing negative goodwill should be adjusted as a cumulative effect of a change in accounting principal in the statement of operations. In the first quarter of 2002, the Company will record a cumulative effect of a change in accounting principal adjustment for its remaining unamortized negative goodwill. The Company's recorded balance of negative goodwill at December 31,2001 was $62,100.

3. LOSS ON REDEMPTION OF PREFERRED STOCK

In conjunction with the redemption of preferred stock in 1999, the Company agreed to pay as additional consideration, fifty percent (50%) of any net cash proceeds received by the Company in respect of claims of the Company allowed in the Chapter 11 reorganization proceedings of Neuromedical Systems, Inc.(NSI), pending in the United States Bankruptcy Court for the District of Delaware, but with the maximum amount of such additional consideration payable capped at $100,000. In 2000, the Company received $1,261,120 in cash and TriPath common stock. As such, the Company paid the $100,000 of additional consideration.

4. LICENSE

On April 3, 1998, the Company acquired from Ceram Oxygen Technologies, Inc. ("COTI") (now known as OxyNet, Inc.) 95 common shares, representing 95 percent of COTI's outstanding common shares immediately following the closing, in exchange for cash payments totaling $200,000 and the foregiveness of advances in the amount of $363,470 previously made to COTI. The remaining 5 percent of COTI's outstanding common equity is owned by CeramPhysics, Inc. ("Ceram") of Westerville, Ohio. COTI holds an exclusive worldwide license to Ceram's patented oxygen generation technology for all applications of the technology except oxygen sensors and fuel cells. The acquisition has been accounted for using the purchase method of accounting with the results of COTI being consolidated with those of NetMed on a prospective basis beginning April 3, 1998.

The total cost of the acquisition of $563,470 was allocated to the acquired assets of Ceram Oxygen Technologies, Inc. (COTI). As the only asset of COTI was the acquired technology and

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


4. LICENSE (CONTINUED)

the underlying license, the entire acquisition cost was allocated to this asset. The license is being amortized over the remaining twelve-year life of the patent which underlies the license agreement with CeramPhysics, Inc.

On April 30, 1999, the Company and OxyNet completed a joint development agreement and a licensing agreement with MG Generon, Inc. to pursue development of a device to produce highly concentrated nitrogen from gas mixtures through the removal of oxygen from such mixtures. The Company granted a first security interest in the license agreement between the Company, OxyNet and Ceram, and if joint development efforts are successful, MG Generon would have exclusive rights to the nitrogen purification technology and the Company would be paid a royalty. MG Generon made a payment of $250,000 to the Company upon execution of the joint development agreement, and agreed to fund additional development costs based upon a project schedule to be approved by MG Generon. The Company recorded the payment of the $250,000 as a reduction in the carrying value of the license

The recorded value of the license is reviewed quarterly for indications of impairment. If it is determined that the recorded value is not fully recoverable, a charge will be recorded in the period that such a determination is made.

On March 22, 2001, the Company concluded a litigation settlement with Ceram. Under the terms of the settlement, the Company paid Ceram $40,000, and Ceram has confirmed the Company's rights under the license. Ceram has also agreed that no minimum royalties will be payable until the Company sells a product incorporating the licensed technology. The Company has also agreed that, in the event that it assigns or transfers its interest in the license, it will allow Ceram a small participation in any net proceeds realized by the Company above a specified minimum amount.

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

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


5. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following represents the activity for the Stock Option Plan for the years ended December 31, 2001 and 2000:



                                                       2001                             2000
                                                            Weighted                        Weighted
                                                            Average                         Average
                                            Number          Exercise         Number         Exercise
                                            of Options      Price            of Options     Price
                                            ---------------------------------------------------------
Options outstanding, beginning of year         555,807       $ .34            477,678        $ .71
Options granted                                     --                        225,000        $ .05
Options expired                                     --                       (146,871)       $1.13
Options outstanding, end of year               555,807       $ .34            555,807        $ .34
Options exercisable at year end                555,807       $ .34            555,807        $ .34


The number and weighted-average fair value of options granted during 2001 and 2000 is as follows:

                                                       2001                         2000

                                                           Weighted                     Weighted
                                                           Average                      Average
                                                             Fair                         Fair
                                                           Value of                     Value of
                                              Number       Options         Number        Options
                                            of Options     Granted       of Options      Granted
                                            --------------------------------------------------------
Stock price equal to exercise price                --                      225,000       $ .05



At December 31, 2001 and 2000 there were 194,193 of options available for grant under the Stock Option Plan.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000: risk-free interest rate of 5.75%, no dividend yield; volatility factor of the expected market price of the Company's common stock of .44 and expected lives ranging from 2 to 5 years. There were no options granted in 2001.

If the Company had elected to recognize compensation cost based on the fair value of options at the grant date as prescribed by SFAS No. 123, the following displays what reported net income and per share amounts would have been:

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


5. STOCK OPTIONS AND WARRANTS (CONTINUED)


                                            PRO FORMA YEARS ENDED DECEMBER 31,

                                                    2001             2000
                                               -----------------------------

      Net (loss) income applicable to common
         shareholders                          $    (341,088)   $   665,627
      Basic income per share                   $        (.02)   $       .05
      Diluted income per share                 $        (.02)   $       .03



The pro forma financial effects of applying SFAS No. 123 are not likely to be representative of the pro forma effects on reported results of operations for future years.

The following is a summary of the stock option activity for a prior non-qualified plan for the two years ended December 31, 2001:


                                                              2001                              2000
                                                                     Weighted                         Weighted
                                                                     Average                          Average
                                                       Number        Exercise          Number         Exercise
                                                     of Options      Price           of Options       Price
                                                     --------------- --------------- -------------- --------------
Options outstanding, beginning of year                  563,500         $ .09          428,500          $  .09
Options granted                                            --                          135,000          $  .04
Options cancelled                                        14,583         $ .04              --
Options outstanding, end of year                        548,917         $ .08          563,500          $  .08
Options exercisable at year end                         548,917         $ .08          428,500          $  .09


The exercisable options for the non-qualified plan have a remaining contract life of 8 years.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


5. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a summary of warrant activity for the two years ended December 31, 2001:


                                                     NUMBER OF           WEIGHTED AVERAGE
                                                       SHARES             EXERCISE PRICE
                                                 -------------------------------------------
Outstanding and exercisable at
    January 1, 2000                                     889,132                 $2.17

Expired during 2000                                    (215,000)                $8.26
                                                 -----------------

Outstanding and exercisable at
  December 31, 2000                                     674,132                 $2.17

Expired during 2001                                     (50,000)                $1.25
                                                 -----------------
Outstanding and exercisable at
  December 31, 2001                                     624,132                 $ .14
                                                 =================


The warrants expire as follows: 24,000 in 2002 and 600,132 in 2004.

6. INCOME TAXES

Significant components of deferred tax assets and liabilities are as follows:

                                                 2001                2000
                                        --------------------  ------------------

Loss carryforwards                           $ 1,054,000         $   938,000
Stock options issued                             452,000             452,000
Alternative minimum tax                           11,000              11,000
Valuation allowance provided                  (1,517,000)         (1,401,000)
                                        ---------------------------------------
Net deferred tax liability                   $        --         $        --
                                        ====================  ==================


At December 31, 2001, the Company had unused NOL carryforwards for tax purposes of approximately $3,100,000 which begin to expire in 2011.

At December 31, 2001, a full valuation allowance was recorded due to the lack of deferred tax liabilities, historical income and tax planning strategies.

                                  NetMed, Inc.

                   Notes to Consolidated Financial Statements


6. INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at the statutory rate to the recorded tax provision is:

                                                      2001            2000
                                                ---------------- ---------------

      Tax provision (benefit) at statutory rate    $ 116,000       $ 291,580
      State and local taxes                           (3,150)         46,837
      Alternative Minimum Tax                             --          17,000
      Permanent differences                                              379
      Valuation allowance (used) provided           (116,000)       (321,796)
                                                ---------------- ---------------

      Total tax (benefit) provision                $  (3,150)      $  34,000
                                                ================ ===============


7. PREFERRED STOCK ISSUANCE

In September 1998, OxyNet completed the sale of 500 shares of 8% Cumulative Convertible Preferred Shares (the "Shares") in a private offering, with net proceeds to OxyNet of $491,000. The net proceeds of $491,000 has been recorded as a minority interest in the accompanying financial statements. The Shares are entitled to cumulative dividends at the rate of 8% per annum payable in additional shares, and are convertible into common shares of OxyNet, Inc. on a one share for one share basis (subject to adjustments for dilution in certain events). The Shares were sold with a one time right to exchange them at their original stated value, plus accrued dividends, for common shares of NetMed, for a period of 30 days following a date which is 18 months from the date of issuance, at the then-prevailing market price of NetMed common shares (not to exceed $3.00 per share), if there has been no initial public offering for common shares of OxyNet. The 18 month period expired in March 2000 without a public offering having occurred, but holders of 350 of the OxyNet shares agreed to extend the period for an additional 12 months. The option to convert expired in March 2001 without any conversions. In March 2000, a holder of 50 preferred shares exchanged those shares for approximately 845,000 common shares of NetMed.

In November 2000, NetMed agreed to offer the holders of the remaining 450 Shares $500 per share in cash for their shares. During January 2001 three holders agreed to sell 100 shares to NetMed for $50,000 and during December 2000 two holders agreed to sell 37.5 shares to NetMed for a total of $18,750. The difference in the amount of the recorded liability for the Shares and their cost of redemption has been recorded on the accompanying balance sheet as negative goodwill. The negative goodwill is being amortized over 10 years.

NetMed is the parent of OxyNet. NetMed would own approximately 89.1% of OxyNet's outstanding common shares on a fully converted basis if the preferred shares are exchanged for NetMed common stock.

                                  NETMED, INC.

                         FORM 10-KSB FOR THE YEAR ENDED
                               DECEMBER 31, 2001

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

   10.2 Settlement Agreement and Mutual Release effective as of May 14, 1999, entered into by and among David J. Richards, the Company and OxyNet, Inc. (Previously filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999, and incorporated herein by reference.)

   10.3 Settlement Agreement among the Registrant, Neuromedical Systems, Inc. as debtor in possession, and the official committee of unsecured creditors Case No. 99-00703, United States Bankruptcy Court, District of Delaware, dated October 29, 1999. (Previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

   10.4 Intellectual Property Development and Ownership Agreement among the Registrant, OxyNet, Inc. and MG Generon, Inc. dated April 30, 1999. (Previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

   10.5 Exclusive License Agreement among the Registrant, OxyNet, Inc. and MG Generon, Inc., dated April 30, 1999. (Previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)

   10.6 Reimbursement and Security Agreement among the Registrant, OxyNet, Inc. and MG Generon, Inc., dated April 30, 1999. (Previously filed as
          Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference.)


   21     Subsidiaries of the Registrant

   24  *  Powers of Attorney.

   *     Filed with this Report.