Form 10QSB
period 2002-03-31
NETMED INC
filed 2002-05-10
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002

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

                                 (614) 227-2136
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,713,597 common shares, without par value, on May 10, 2002.

         Transitional Small Business Disclosure Format    YES     NO  X
                                                              ---    ---


                                TABLE OF CONTENTS

                                                                                           PAGE NO.
                                                                                           --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements.

                  Consolidated Balance Sheet March 31, 2002                                   1

                  Consolidated Statements of Operations For the Three Months Ended
                    Ended March 31, 2002 and 2001                                             2

                  Consolidated Statements of Cash Flows For the Three Months Ended
                    March 31, 2002 and 2001                                                   3

                  Notes to Consolidated Financial Statements -
                    March 31, 2002                                                            4

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                         6

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.                                                              7

     Item 2.  Changes in Securities.                                                         N/A

     Item 3.  Defaults Upon Senior Securities.                                               N/A

     Item 4.  Submission of Matters to a Vote of Security Holders.                           N/A

     Item 5.  Other Information.                                                             N/A

     Item 6.  Exhibits and Reports on Form 8-K.                                               7

     Signatures                                                                               7


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                  NETMED, INC.
                           Consolidated Balance Sheet

                                                      March 31, 2002
                                                        (Unaudited)
                                                      --------------
ASSETS
Current assets:
   Cash and cash equivalents                           $   352,241
   Prepaid assets                                           21,200
                                                      ------------
Total current assets                                       373,441

Investments                                                487,165
Furniture and equipment (net of
    accumulated depreciation)                                2,197
License (net of accumulated
    amortization)                                          230,002
                                                      ------------
Total assets                                           $ 1,092,805
                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $     6,565
   Accrued expenses                                         27,000
   Other liabilities                                           156
                                                      ------------
Total current liabilities                                   33,721

Preferred stock of subsidiary                              393,083

Stockholders' equity:
   Common stock                                          8,062,179
   Accumulated other comprehensive income                   11,585
   Retained deficit                                     (7,407,763)
                                                      ------------
Total stockholders' equity                                 666,001
                                                      ------------
Total liabilities and stockholders' equity             $ 1,092,805
                                                      ============


See accompanying notes.

                                  NETMED, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                               2002              2001
                                          --------------------------------

Operating expenses:
Selling, general and administrative        $   96,451          $   98,012
Business development                            --                 33,187
                                          --------------------------------
Total operating expense                        96,451             131,199
                                          --------------------------------

Operating loss                                (96,451)           (131,199)

Other income (expense):
Interest income                                 1,808               5,839
Settlement of lawsuit                             --              (40,000)
Gain (loss) on available-
          for-sale securities                     --              129,422
                                          --------------------------------
Total other income (expense)                    1,808              95,261
                                          --------------------------------
Loss before minority interest
    and cumulative effect of a
    change in accounting principle            (94,643)            (35,938)

Minority interest                              (6,250)             (6,583)
                                          --------------------------------
Net loss before cumulative effect of
    a change in accounting principle         (100,893)            (42,521)

Cumulative effect of a change in
    accounting principle                       62,100                 --
                                          --------------------------------
Net loss applicable to
    common stockholders                    $  (38,793)         $  (42,521)
                                          ================================

Net loss per share-basic and diluted,
    before cumulative effect of a
    change in accounting principle         $     (.01)         $      .00

Cumulative effect of a change in
    accounting principle                          .01                 --
                                          --------------------------------
Net loss per share - basic and diluted     $     (.00)         $     (.00)
                                          ================================

Shares used in computation                 13,713,597          13,713,597
                                          ================================


See accompanying notes.

                                  NETMED, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                           2002                 2001
                                                       ---------------------------------
OPERATING ACTIVITIES
Net loss                                               $  (38,793)          $  (42,521)
Adjustments to reconcile net loss to net
   cash used for operating activities:
     Depreciation and amortization                          5,840                4,340
     Minority interest                                      6,250                6,583
     (Gain) on available-for-sale securities                   --             (129,422)
    Cumulative effect of change in
        accounting principal                              (62,100)                  --
     Changes in operating assets and liabilities:
        Prepaid assets                                      7,950                7,562
        Accounts payable                                    1,922               11,008
        Accrued expenses and other liabilities             18,742              (27,538)
                                                      ---------------------------------
Net cash used in operating activities                    ( 60,189)            (169,988)
                                                      ---------------------------------

INVESTING ACTIVITIES
Sale of TriPath Stock                                          --              269,265
                                                      ---------------------------------
Net cash provided by investing activities                      --              269,265
                                                      ---------------------------------

FINANCING ACTIVITIES
Repurchase of preferred stock in subsidiary                    --              (50,000)
                                                      ---------------------------------
Net cash used in financing activities                          --              (50,000)
                                                      ---------------------------------

Net (decrease) increase in cash                           (60,189)              49,277

Cash and cash equivalents at beginning of period          412,430              416,584
                                                      ---------------------------------
Cash and cash equivalents at end of period             $  352,241           $  465,861
                                                      =================================



See accompanying notes.

                                  NETMED, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of NetMed, Inc. (the "Company" or "NetMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B, and include the results of operations of OxyNet, Inc. ("OxyNet"), a 89.7% owned subsidiary beginning April 3, 1998. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

NOTE B - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. During the first quarter of 2002 and 2001, total comprehensive loss amounted to ($191,828) and ($333,669), respectively.

NOTE C - LITIGATION

On March 22, 2001, the Company concluded a settlement with CeramPhysics, Inc. of Westerville, Ohio ("Ceram"). Under the terms of the settlement, the Company paid Ceram $40,000, and Ceram has confirmed the Company's rights under the license, including the exclusive right to apply the licensed technology in "scrubbing" applications. Ceram has also agreed that no minimum royalties will be payable until the Company sells a product incorporating the licensed technology. The Company has also agreed that, in the event that it assigns or transfers its interest in the license, it will allow Ceram a small participation in any net proceeds realized by the Company above a specified minimum amount.

NOTE D - OXYNET PREFERRED STOCK ISSUANCE

In September 1998, OxyNet completed the sale of 500 shares of 8% Cumulative Convertible Preferred Shares (the "Shares") in a private offering, with net proceeds to OxyNet of $491,000. The net proceeds of $491,000 has been recorded as a minority interest in the accompanying financial statements. The Shares are entitled to cumulative dividends at the rate of 8% per annum payable in additional shares, and are convertible into common shares of OxyNet, Inc. on a one share for one share basis (subject to adjustments for dilution in certain events). The Shares were sold with a one time right to exchange them at their original stated value, plus accrued dividends, for common shares of NetMed, for a period of 30 days following a date which is 18 months from the date of issuance, at the then-prevailing market price of NetMed common shares (not to exceed $3.00 per share), if there had been no initial public offering for common shares of OxyNet. In March 2000, a holder of 50 preferred shares exchanged those shares for 844,645 common shares of NetMed. The 18 month period expired in March 2000 without a public offering having occurred, but the Company agreed with holders of 350 of the OxyNet shares to extend the period for an additional 12 months.

In November 2000, NetMed agreed to offer the holders of the remaining 450
Shares $500 per share in cash for their shares. During December 2000 and January 2001 holders of 137.5 shares sold their shares to the Company for $68,750. The extended period for exercise of the exchange right as the remaining OxyNet shares expired in March 2001 without any other holder exercising the exchange right. The difference in the amount of the recorded liability for the Shares and their cost of redemption was recorded as negative goodwill. (See Note E).

NOTE E - BUSINESS COMBINATIONS AND GOODWILL

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations and Statement Of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The transition provision of SFAS 141 requires that upon adoption of the new accounting rules, any existing negative goodwill should be adjusted as a cumulative effect of a change in accounting principle in the statement of operations. Effective January 1, 2002, the Company recorded a cumulative effect of a change in accounting principle adjustment of $62,100 for its remaining unamortized negative goodwill.

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

The Company is evaluating other businesses venture, acquire or develop. If the Company decides to pursue any of these businesses, it may need to raise additional capital to support the development, manufacturing, distribution, or marketing of these technologies.

This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item I of the Company's 2001 Form 10-KSB as filed with the United States Securities and Exchange Commission, File No. 1-12529, in the section titled "Business Risks."

PLAN OF OPERATION

The Company is continuing efforts begun in 2001 to evaluate other business opportunities, which include preliminary investigation and due diligence. To date, these efforts have not, in the judgment of the Company's management, produced an attractive merger or acquisition candidate. While the Company is not limiting its search for business opportunities to one industry group or sector, management believes that a viable merger or acquisition candidate should provide the possibility for short and long term stockholder value. The Company is presently seeking a candidate with a proprietary product or service, which may be in the development stage that offers the Company the opportunity to realize these objectives.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations in the past two years primarily by the sale of marketable securities owned by the Company, funds received from MGGeneron, Inc. under a joint development agreement, and proceeds from the settlement of the claims by the Company in the asserted bankruptcy proceedings of Neuromedical Systems, Inc. The Company's combined cash and cash equivalents totaled $352,000 at March 31, 2002, which is a decline of $60,000 from December 31, 2001. Also, the Company owns 85,020 TriPath common shares that had a market value of $487,000 at March 31, 2002.

Cash used in the Company's operations was $60,000 for the three months ended March 31, 2002 versus $170,000 used in the same period of 2001.

The Company's future liquidity and capital requirements will depend upon the results of its search for business opportunities. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's financial condition and results of operations, and its ability to consummate a merger or acquisition.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Statements in this document which relate to other than strictly historical facts, including statements about the Company's plans and strategies, as well as management's expectations about new and existing products, technologies and opportunities, demand for and acceptance of new and existing products (including the OxyNet oxygen concentration device), are forward looking statements. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but are not limited to, the

Company's lack of revenues, continuing losses from operations and negative cash flow, the dependence on proprietary technology, government regulation, absence of marketing and sales history, suspension of business operations, and other risks detailed in this report and other Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

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


                                    SIGNATURE

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended March 31, 2002 to be signed on its behalf by the undersigned, thereto duly authorized.


                          By: \s\Kenneth  B. Leachman
                              -----------------------
                                 Kenneth B. Leachman, Vice President of Finance*

     Dated: May 10, 2002


     * In his capacity as Vice President of Finance, Mr. Leachman is the Registrant's principal financial officer.