Form 10QSB
period 2002-06-30
NETMED INC
filed 2002-08-12
CIK 863739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,713,597 common shares, without par value, on August 12, 2002.

         Transitional Small Business Disclosure Format    YES    NO  X
                                                              --    --

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Consolidated Balance Sheet June 30, 2002                                       1

                      Consolidated Statements of Operations For the Three Months Ended
                           and the Six Months Ended June 30, 2002 and 2001                           2

                      Consolidated Statements of Cash Flows For
                            the Six Months Ended June 30, 2002 and 2001                              3

                      Notes to Consolidated Financial Statements -
                           June 30, 2002                                                             4

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                           6

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                 7

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                  NETMED, INC.
                           Consolidated Balance Sheet

                                                                   June 30, 2002
                                                                    (Unaudited)
                                                                    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                        $   293,592
   Prepaid assets                                                        13,250
                                                                    -----------
Total current assets                                                    306,842

Investments                                                             378,264
Furniture and equipment (net of
    accumulated depreciation)                                             1,718
License (net of accumulated
    amortization)                                                       224,641
                                                                    -----------
Total assets                                                        $   911,465
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                 $    11,577
   Accrued expenses                                                       2,000
   Other liabilities                                                      3,061
                                                                    -----------
Total current liabilities                                                16,638

Preferred stock of subsidiary                                           399,333

Stockholders' equity:
   Common stock                                                       8,062,179
   Accumulated other comprehensive loss                                (103,242)
   Retained deficit                                                  (7,463,443)
                                                                    -----------
Total stockholders' equity                                              495,494
                                                                    -----------
Total liabilities and stockholders' equity                          $   911,465
                                                                    ===========

See accompanying notes.

                                  NETMED, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                  Three Months Ended                       Six Months Ended
                                                        June 30,                                 June 30,
                                                 2002                2001                  2002           2001
                                             ----------------------------           --------------------------------

Operating expenses:
Selling, general and administrative         $     71,580       $     77,167       $    168,033       $    175,182
Business development                                --               46,355               --               79,542
                                            ---------------------------------------------------------------------
Total operating expense                           71,580            123,522            168,033            254,724
                                            ---------------------------------------------------------------------

Operating loss                                   (71,580)          (126,522)          (168,033)          (254,724)

Other income (expense):
Interest income                                    1,045              8,489              2,853             14,325
Settlement of lawsuit                               --                 --                 --              (40,000)
Gain from NSI bankruptcy                          21,105               --               21,105               --
Gain on available-for-
        sale securities                             --                 --                 --              129,422
                                            ---------------------------------------------------------------------
Total other income                                22,150              8,489             23,958            103,750
                                            ---------------------------------------------------------------------
Loss before minority interest,
    cumulative effect of a change
    in accounting principle and taxes            (40,453)          (115,033)          (144,075)          (150,974)

Minority interest                                 (6,250)            (6,250)           (12,500)           (12,833)
                                            ---------------------------------------------------------------------
Net loss before cumulative effect
    a change in accounting principle
    and taxes                                    (55,680)          (121,283)          (156,575)          (163,807)
Cumulative effect of a change in
     accounting principle                           --                 --               62,100               --
                                            ---------------------------------------------------------------------
Net loss before taxes                            (55,680)          (121,283)           (94,475)          (163,807)

Income tax expense                                  --                4,731               --                4,731
                                            ---------------------------------------------------------------------
Net (loss) income applicable to
     common stockholders                    $    (55,680)      $   (126,014)      $    (94,475)      $   (168,538)
                                            =====================================================================


Net loss per share-basic and diluted
     before cumulative effect of a
     change in accounting principle         $       0.00       $      (0.01)      $      (0.02)      $      (0.01)

Cumulative effect of a change in
     accounting principle                           --                 --                 0.01               --
                                            ---------------------------------------------------------------------
Net loss per share - basic and diluted      $       0.00       $      (0.01)      $      (0.01)         $ (0.01).
                                            =====================================================================

Shares used in computation                    13,713,597         13,713,597         13,713,597         13,713,597
                                            =====================================================================

                                  NETMED, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                            Six Months Ended
                                                                 June 30,
                                                                 --------
                                                          2002            2001
                                                       ---------       ---------
OPERATING ACTIVITIES
Net loss                                               $ (94,475)      $(168,538)
Adjustments to reconcile net loss to net
   cash used for operating activities:
     Depreciation and amortization                        10,780          10,880
     Minority interest                                    12,500          12,833
     (Gain) on available-for-sale securities                --          (129,422)
     (Gain) on stock received from bankruptcy             (5,925)           --
     Cumulative effect of change in
         accounting principle                            (62,100)           --
     Changes in operating assets and liabilities:
        Prepaid assets                                    15,900          15,125
        Deposits                                            --            25,000
        Accounts payable                                   6,934           3,200
        Accrued expenses and other liabilities             (3352)        (37,753)
                                                       ---------       ---------
Net cash used in operating activities                   (118,838)       (268,675)
                                                       ---------       ---------

INVESTING ACTIVITIES
Proceeds at maturity of investment                          --           109,000
Sale of TriPath Stock                                       --           269,265
                                                       ---------       ---------

Net cash provided by investing activities                   --           378,265
                                                       ---------       ---------

FINANCING ACTIVITIES
Repurchase of preferred stock in subsidiary                 --           (50,000)
                                                       ---------       ---------
Net cash used in financing activities                       --           (50,000)
                                                       ---------       ---------

Net (decrease) increase in cash                         (118,838)         59,590

Cash and cash equivalents at beginning of period         412,430         416,584
                                                       ---------       ---------
Cash and cash equivalents at end of period             $ 293,592       $ 476,174
                                                       =========       =========


See accompanying notes.

                                  NETMED, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of NetMed, Inc. (the "Company" or "NetMed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B, and include the results of operations of OxyNet, Inc. ("OxyNet"), a 89.7% owned subsidiary beginning April 3, 1998. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the NetMed, Inc. Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.


NOTE B - COMPREHENSIVE INCOME

Financial Accounting Standards Board's Statement No. 130, Reporting Comprehensive Income ("SFAS 130") establishes new rules for the reporting and display of comprehensive income (loss). SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income (loss) and accumulated comprehensive income (loss). For the quarter ended June 30, 2002 and 2001, total comprehensive (loss) income amounted to $(170,507) and $142,635 respectively. For the six months ended June 30, 2002 and 2001 total comprehensive (loss) was ($362,335) and ($191,034), respectively.

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


NOTE D - OXYNET PREFERRED STOCK ISSUANCE

In September 1998, OxyNet completed the sale of 500 shares of 8% Cumulative Convertible Preferred Shares (the "Shares") in a private offering, with net proceeds to OxyNet of $491,000. The net proceeds of $491,000 has been recorded as a minority interest in the accompanying financial statements. The Shares are entitled to cumulative dividends at the rate of 8% per annum payable in additional shares, and are convertible into common shares of OxyNet, Inc. on a one share for one share basis (subject to adjustments for dilution in certain events). The Shares were sold with a one time right to exchange them at their original stated value, plus accrued dividends, for common shares of NetMed, for a period of 30 days following a date which is 18 months from the date of issuance, at the then-prevailing market price of NetMed common shares (not to exceed $3.00 per share), if there has been no initial public offering for common shares of OxyNet. In March 2000, a holder of 50 preferred shares exchanged those shares for approximately 844,645 common shares of NetMed. The 18 month period expired in March 2000 without a public offering having occurred, but the Company agreed with holders of 350 of the OxyNet shares to extend the period for an additional 12 months.

In November 2000, NetMed agreed to offer the holders of the remaining 450 Shares $500 per share in cash for their shares. During December 2000 and January 2001 holders of 137.5 shares sold their shares to the Company for $68,750. The extended period for exercise of the exchange right of the remaining OxyNet shares expired in March 2001 without any other holder exercising the exchange right. The difference in the amount of the recorded liability for the Shares and their cost of redemption was recorded as negative goodwill. (See Note E).


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

The Company is evaluating other businesses to joint venture, acquire or develop. If the Company decides to pursue any of these businesses, it may need to raise additional capital to support the associated development, manufacturing, distribution, or marketing activities.

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

PLAN OF OPERATION

The Company is continuing efforts begun in 2001 to evaluate other business opportunities, which include preliminary investigation and due diligence. While the Company is not limiting its search for business opportunities to one industry group or sector, management believes that a viable merger or acquisition candidate should provide the possibility for short and long term stockholder value. The Company is presently seeking a candidate with a proprietary product or service, which may be in the development stage that offers the Company the opportunity to realize these objectives. The Company has identified one potential candidate and is in the process of due diligence and negotiation of possible terms. At this point, discussions are preliminary, and there can be no assurance that a definitive acquisition agreement will be reached, nor if so, that a transaction will be concluded.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations in the past two years primarily by the sale of marketable securities owned by the Company funds received MG Generon, Inc under a joint development agreement, and proceeds from settlement of the claims by the Company in the asserted bankruptcy proceedings of Neuromedical Systems, Inc. The Company's combined cash and cash equivalents totaled $294,000 at June 30, 2002, which is a decline of $119,000 from December 31, 2001. Also, the Company owns 86,569 TriPath common shares that had a market value of $378,000 at June 30, 2002.

Cash used in the Company's operations was $119,000 for the six months ended June 30, 2002 versus $269,000 used in the same period of 2001.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

      Exhibit                       Exhibit Description
      -------                       -------------------

          99.     ADDITIONAL EXHIBITS

          Exhibit 99.1 Certification Under Section 906 of Sarbanes-Oxley Act of 2002
          Exhibit 99.2 Certification Under Section 906 of Sarbanes-Oxley Act of 2002

         (b)      REPORTS ON FORM 8-K.

             The Company did not file any reports on Form 8-K during the period for which this report is filed.



                                    SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended June 30, 2002 to be signed on its behalf by the undersigned, thereto duly authorized.



NETMED, INC.

                       By: \s\Kenneth  B. Leachman
                          -------------------------
                              Kenneth B. Leachman, Vice President of Finance*


         Dated: August 12, 2002

         * In his capacity as Vice President of Finance, Mr. Leachman is the Registrant's principal financial officer.